Form 10-Q
period 1998-06-30
MANUFACTURERS LIFE INSURANCE CO OF NEW YORK
filed 1998-08-12
CIK 884590

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                   ----------

             Securities and Exchange Commission File No. __________


              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK
             (Exact name of registrant as specified in its charter)

                                    NEW YORK
         (State or other jurisdiction of incorporation or organization)

                                   22-2265014
                      (I.R.S. Employer Identification No.)

                            555 Theodore Fremd Avenue
                               Rye, New York 10580
                    (Address of principal executive offices)

                                 (914) 921-1020
              (Registrant's telephone number, including area code)

                                   ----------

Indicated by check market whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [ ] Yes                               [X] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of June 1, 1998 was 2,000,000.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK


                          Quarterly Report on Form 10-Q
                       For the period ended June 30, 1998

                                Table of Contents
--------------------------------------------------------------------------------


                                                                           Page
                                                                           ----
Part I       Financial Information

Item 1.      Financial Statements

             Balance Sheets as of June 30, 1998 and December 31, 1997        3

             Statements of Income for the six months and three months
             ended June 30, 1998 and 1997                                    4

             Statements of Cash Flows for the six months ended
             June 30, 1998 and 1997                                          5

             Notes to Consolidated Financial Statements                      6

Item 2.      Management Discussion and Analysis of Results of
             Operations and Financial Condition                              7

Part II      Other Information

Item 1       Legal Proceedings                                              11

Item 2       Change in Securities                                           11

Item 3       Default upon Senior Securities                                 11

Item 4       Submission of matters to a vote of Security Holders            11

Item 5       Other Information                                              11

Item 6A      Exhibits                                                       11

Item 6B                                                                     13

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

                           Balance Sheets (Unaudited)

                                                                               AS AT         AS AT
                                                                             JUNE 30   DECEMBER 31
ASSETS  ($ thousands)                                                           1998          1997
--------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)

INVESTMENTS:
   Fixed maturities available-for-sale, at fair
     value (amortized cost: 1998 $126,052; 1997 $126,714)                   $129,197      $129,151
   Short-term investments                                                      7,381         9,998
   Policy loans                                                                  359           398
--------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                           $136,937      $139,547
--------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                   $  2,287      $  1,431
Accrued investment income                                                      2,477         2,401
Deferred policy acquisition costs                                             34,448        28,364
Other assets                                                                   1,666           231
Separate account assets                                                      736,499       597,194
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $914,314      $769,168
==================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY ($ thousands)
--------------------------------------------------------------------------------------------------
LIABILITIES:
   Policyholder reserves                                                    $ 88,690      $ 86,611
   Payable to affiliates                                                       4,369         4,345
   Deferred tax liability                                                      3,483         2,269
   Other liabilities                                                           1,985           987
   Separate account liabilities                                              736,499       597,194
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                           $835,026      $691,406
--------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY:
   Common stock (shares authorized, issued and outstanding:
     2,000,000; par value $1)                                               $  2,000      $  2,000
   Additional paid-in capital                                                 72,531        72,531
   Unrealized appreciation on available-for-sale securities                    1,200         1,095
   Retained earnings                                                           3,557         2,136
--------------------------------------------------------------------------------------------------
Total shareholder's equity                                                  $ 79,288      $ 77,762
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                  $914,314      $769,168
==================================================================================================



See accompanying notes.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

                        Statements of Income (Unaudited)

                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  JUNE 30                JUNE 30
 ($ thousands)                                               1998        1997        1998        1997
 -----------------------------------------------------------------------------------------------------

REVENUE:
     Fees from separate account and policyholder funds      $2,916      $1,415      $5,215      $2,809
     Net investment income                                   2,282       1,524       4,541       3,003
     Net realized investment gains                             126          --         203         137
------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                               $5,324      $2,939      $9,959      $5,949
------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES:
     Return credited to policyholders & other benefits      $1,222      $1,095      $2,495      $2,181
     Amortization of deferred policy acquisition costs       1,212         390       1,405       1,061
     Other insurance expenses                                2,436         845       3,872       1,456
------------------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                                 $4,870      $2,330      $7,772      $4,698

------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                  $  454      $  609      $2,187      $1,251

------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                          $  160      $  214      $  766      $  439

------------------------------------------------------------------------------------------------------
NET INCOME                                                  $  294      $  395      $1,421      $  812
------------------------------------------------------------------------------------------------------


See accompanying notes.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

                      Statements of Cash Flows (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30
($ thousands)                                                              1998          1997
-----------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income                                                              $  1,421       $    812
Adjustments to reconcile net income to net cash used in
    operating activities:
Amortization of bond discount and premium                                    200            140
Net realized investment gain                                                (203)          (137)
Provision for deferred income tax provision(benefit)                       1,157            (91)
Amortization of deferred policy acquisition costs                          1,405          1,061
Policy acquisition costs deferred                                         (8,035)        (5,037)
Return credited to policyholders and other benefits                        2,495          2,181
Changes in assets and liabilities:
  Accrued investment income                                                  (76)          (167)
  Other assets                                                            (1,435)           (65)
  Payable to affiliates                                                       24         (1,192)
  Other liabilities                                                          998            898
-----------------------------------------------------------------------------------------------
Net cash used in operating activities                                   $ (2,049)      $ (1,597)
-----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of fixed maturities                                            $(19,719)      $(18,336)
Proceeds from fixed maturities sold, matured or repaid                    20,384         13,079
Net change in short-term investments                                       2,617          1,510
Net change in policy loans                                                    39           (134)
-----------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                     $  3,321       $ (3,881)
-----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Receipts credited to policyholder funds                                 $  6,333       $ 11,090
Return of policyholder funds                                              (6,749)        (7,970)
-----------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                     $   (416)      $  3,120
-----------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents during the period      $    856       $ (2,358)
Cash and cash equivalents at beginning of year                             1,431          4,105
-----------------------------------------------------------------------------------------------

BALANCE, END OF PERIOD                                                  $  2,287       $  1,747
===============================================================================================





See accompanying notes.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

                        NOTES TO THE FINANCIAL STATEMENTS

                                    UNAUDITED


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report for the year ended December 31, 1997. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

2.       COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose annual financial statements. Comprehensive income includes all changes in shareholder's equity during a period except those resulting from investments by and distributions to shareholders. The adoption of SFAS 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

         Total comprehensive income for the six months ended June 30, 1998 and 1997 was as follows:


                                                                      SIX MONTHS ENDED
                                                                            JUNE 30

            COMPREHENSIVE INCOME:                                      1998       1997
            --------------------------------------------------------------------------

            NET INCOME                                               $1,421      $ 812

            OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
                 Unrealized holding gains (losses)
                 on available-for-sale securities                       105       (239)

            --------------------------------------------------------------------------
            COMPREHENSIVE INCOME                                     $1,526      $ 573
            --------------------------------------------------------------------------

         Other comprehensive income is reported net of taxes of $57 and $(129) respectively for the six months ended June 30, 1998 and 1997.

Item 2. Management's Discussion And Analysis of Results of Operations And Financial Condition


OVERVIEW


The following analysis of the results of operations and financial condition of the Manufacturers Life Insurance Company of New York, (the "Company") should be read in conjunction with the Financial Statements and the related Notes to Financial Statements.



CORPORATE STRUCTURE

The Company is a direct wholly-owned U.S. subsidiary of the Manufacturers Life Insurance Company of North America which is in turn a direct wholly-owned U.S. subsidiary of Manulife-Wood Logan Holding Co. Inc. ("MWL"). MWL is owned 62.5% by The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA"), 22.5% by MRL Holding, LLC ("MRL") and 15% by minority interests (which includes certain employees and former owners of Wood Logan Associates). ManUSA and MRL are indirectly wholly-owned subsidiaries of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian mutual insurance company. Manulife Financial, with consolidated assets under management at December 31, 1997 of $79.7 billion ($Can), actively operates in thirteen countries worldwide. Manulife Financial has been doing business in the United States since 1903.



IMPACT OF YEAR 2000

Preparing computer systems to deal with the Year 2000 risk has become a major issue for businesses throughout the world. Within the Manulife Financial group, a group-wide program has been underway since 1996 to make all critical systems compliant by the end of 1998 and other systems compliant by the end of 1999. Included in this program are all systems applicable to and shared by the Company with Manulife Financial. Based on a detailed assessment, Manulife Financial determined that a portion of its software needs to be modified or replaced so that its computer systems will function properly into the Year 2000 and beyond. Like most companies, the Year 2000 issue represents a significant challenge for Manulife Financial and extensive resources have been dedicated to modifying existing software and to converting to new software. However, there can be no assurances that Manulife Financial's systems, nor those of other companies on which Manulife Financial relies, will be fully converted on a timely basis and therefore that all adverse effect on the Company due to the Year 2000 risk will be avoided. Manulife Financial is presently consulting with vendors, customers, subsidiaries, third-parties and other businesses with which it deals to ensure that no material aspect of its, or the Company's, operations will be hindered by the Year 2000 risk.

FORWARD-LOOKING STATEMENTS

Certain information included herein is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning anticipated operating results, financial resources, growth in existing markets and the impact of the year 2000. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein. These risks and uncertainties include changes in general economic conditions, the effect of regulatory, tax and competitive changes in the environment in which the Company operates, fluctuations in interest rates, performance of financial markets and the Company's ability to achieve anticipated levels of earnings.

REVIEW OF OPERATING RESULTS AND FINANCIAL CONDITION

OPERATING RESULTS

The discussion that follows compares results for the three months ended June 30, 1998 to those for the three months ended June 30, 1997.


DEPOSITS AND PREMIUMS

During the second quarter of 1998, strong growth in variable annuity sales continued. The Company's sales increased by $15 million from $46 million in 1997 to $61 million in 1998. The increasing sales are primarily due to the effects of the Efficient Frontier Investment model, competitively performing investment funds and competitive product features and sales compensation.

FEE INCOME

Total fees generated by Separate Accounts and policyholder funds increased $1.5 million to $2.9 million for the second quarter of 1998 versus the same period in 1997. Investment performance and a growing block of inforce business has resulted in higher separate account values and, therefore, higher fee income, which is a percentage of the net value of invested assets in the separate account portfolio.



NET INVESTMENT INCOME

Net investment income was $2.3 million for the second quarter of 1998, compared to $1.5 million in the same period of 1997. This growth is primarily due to the $47.7 million capital infusion received to support expanded operations in New York State in the fourth quarter of 1997.



REALIZED CAPITAL GAINS

Realized gains in the second quarter of 1998 were $0.1 million compared to realized gains of $0.0 million in the same period of 1997. The Company does not actively trade assets for capital gains.


POLICYHOLDER BENEFITS

Policyholder benefits were $1.2 million in the second quarter of 1998, compared to $1.1 million in the second quarter of 1997. This slight increase is primarily a result of higher fixed accumulation account values. The Company's policyholder funds were $88.7 million and $ 85.3 million at June 30, 1998 and June 30, 1997, respectively.

EXPENSES AND DEFERRED POLICY ACQUISITION COSTS (DPAC) AMORTIZATION

Operating costs and expenses, including commissions, were $7.6 million for the second quarter of 1998 compared to $3.7 million for the second quarter of 1997 before deferral of acquisition expenses ($2.4 million and $0.9 million, respectively, net of deferred acquisition expenses). The increase in expenses in the second quarter of 1998 is primarily attributable to an increase in non-capitalized acquisition expenses (related to higher sales volumes), other costs associated with growth in the Company's business, and additional operating expenses associated with expanding the Company's operations in New York. As a result of FASB 97, the Company's DPAC amortization expense increased by $0.8 million from $0.4 million during the second quarter of 1998. The increase in DPAC amortization for the second quarter is a result of the growth in the DPAC balance and lower investment returns during the quarter.



NET INCOME

Net income in the second quarter of 1998 was $0.3 million, compared to net income of $0.4 million in the same period of 1997. As noted previously the higher fee income and higher investment income in the second quarter of 1998 were offset by higher benefits, operating costs, and DPAC amortization which led to slightly lower second quarter 1998 results.


The discussion that follows compares results for the six months ended June 30, 1998 to those for the six months ended June 30, 1997.


DEPOSITS AND PREMIUMS

During the first half of 1998, strong growth in variable annuity sales continued. The Company's sales increased by $12 million from $85 million in 1997 to $97 million in 1998. The increasing sales are primarily due to the effects of the Efficient Frontier Investment model, competitively performing investment funds and competitive product features and sales compensation.

FEE INCOME

Total fees generated by Separate Accounts and policyholder funds increased to $5.2 million from $2.8 million during the first half of 1998 versus the same period in 1997. Continued strong investment performance and a growing block of inforce business has resulted in higher separate account values and, therefore, higher fee income, which is a percentage of the net value of invested assets in the separate account portfolio.



NET INVESTMENT INCOME

Net investment income was $4.5 million for the first half of 1998, compared to $3.0 million in the same period of 1997. This growth is primarily due to the $47.7 million capital infusion received to support expanded operations in New York State in the fourth quarter of 1997.


REALIZED CAPITAL GAINS

Realized gains in the first half of 1998 were $0.2 million compared to realized gains of $0.1 million in the same period of 1997. The Company does not actively trade assets for capital gains.

POLICYHOLDER BENEFITS

Policyholder benefits were $2.5 million in the first half of 1998, compared to $2.2 million in the first half of 1997. This slight increase is primarily a result of higher fixed accumulation account values. The Company's policyholder funds were $88.7 million and $ 85.3 million at June 30, 1998 and June 30, 1997, respectively



EXPENSES AND DEFERRED POLICY ACQUISITION COSTS (DPAC) AMORTIZATION

Operating costs and expenses, including commissions, were $11.9 million for the first half of 1998 compared to $6.5 million for the first half of 1997 before deferral of acquisition expenses ($3.9 million and $1.5 million, respectively, net of deferred acquisition expenses). The increase in expenses in the first half of 1998 is primarily attributable to an increase in non-capitalized acquisition expenses (related to higher sales volumes), other costs associated with growth in the Company's business, and additional operating expenses associated with expanding the Company's operations in New York. As a result of FASB 97, the Company's DPAC amortization expense increased by $0.3 million to $1.4 million from $1.1 million during the first half of 1998. The impact of growth in business on DPAC amortization has been largely offset by the effect of better than expected investment returns.



NET INCOME

Net income in the first half of 1998 was $1.4 million, compared to net income of $0.8 million in the same period of 1997. As noted previously the higher fee income and higher investment income in the first half of 1998, partly offset by higher benefits and operating costs, led to improved 1998 results.


FINANCIAL CONDITION

ASSETS

Separate account assets were $736.5 million at the end of the second quarter of 1998, compared to $597.2 million at the end of 1997. This growth reflects net cash transfers to the separate accounts of $77.9 million and $61.3 million of gains due to investment performance of the underlying funds and growth in the overall variable annuity business.

General account assets were $177.8 million at the end of the second quarter of 1998, compared to $172.0 million at the end of 1997.

The DPAC asset increased from $28.4 million at the end of 1997 to $34.4 million at the end of the second quarter of 1998. This increase is primarily due to deferrable acquisition costs associated with the increased sales volumes of variable annuity products net of DPAC amortization associated with in-force business.



LIABILITIES

The Company's total liabilities of $835.0 million increased $143.6 million and moved with changes in the asset levels. Separate Account liabilities move in tandem with changes in Separate Account assets.

PART II--OTHER INFORMATION


Item 1 - Legal Proceedings

         No reportable events

Item 2 - Changes In Securities

         No reportable events

Item 3 - Defaults Upon Senior Securities

         No reportable events

Item 4 - Submission Of Matters To A Vote Of Security Holders

         No reportable events

Item 5 - Other Information

         No reportable events

Item 6A - Exhibits

(3) Exhibits (the Registrant is also referred to as the "Company")

Exhibit No.    Description
-----------    -----------

1(a) Underwriting and Distribution Agreement between The Manufacturers Life Insurance Company of New York (the "Company") and Manufacturers Securities Services, LLC. (Underwriter) -- Incorporated by reference to Exhibit (b)(3)(a) to post effective amendment no. 7 on Form N-4, file number 33-46217, filed March 25, 1998.

1(b) Selling Agreement between The Manufacturers Life Insurance Company of New York, Manufactures Securities Services, LLC (Underwriter), Selling Broker Dealers, and General Agent Incorporated by reference to Exhibit (b)(3)(b) to post effective amendment no. 7 on Form N-4, file number 33-46217, filed March 25, 1998.

2              Not Applicable

3(i)(a) Declaration of Intention and Charter of the Company Incorporated by reference to Exhibit (b)(6)(a)(i) to post effective amendment no. 7 on Form N-4 filed March 25, 1998.

3(i)(b) Certificate of amendment of the Declaration of Intention and Charter of the Company Incorporated by reference to Exhibit
               (b)(6)(a)(ii) to post effective amendment no. 7 on Form N-4, file number 33-46217, filed March 25, 1998.

3(i)(c) Certificate of amendment of the Declaration of Intention and Charter of the Company Incorporated by reference to Exhibit
               (b)(6)(a)(iii) to post effective amendment no. 7 on Form N-4, file number 33-46217, filed March 25, 1998.

3(ii)          By-laws of the Company Incorporated by reference to Exhibit
               (b)(6)(b) to post effective amendment no. 7 on Form N-4, file number 33-46217, filed March 25, 1998

4(i) Form of Individual Single Payment Deferred Fixed Annuity Non-Participating Contract -- Previously filed as Exhibit 4(i) to pre-effective amendment no. 1 to Form S-1 filed July 17, 1997.

4(ii)          Individual Retirement Annuity Endorsement -- Previously filed as
               Exhibit 4(ii) to pre-effective amendment no. 1 to Form S-1 filed July 17, 1997.

4(iii)         ERISA Tax-Sheltered Annuity Endorsement -- Previously filed as
               Exhibit 4(iii) to pre-effective amendment no. 1 to Form S-1 filed July 17, 1997.

4(iv) Tax-Sheltered Annuity Endorsement -- Previously filed as Exhibit 4(iv) to pre-effective amendment no. 1 to Form S-1 filed July 17, 1997.

4(v) Section 401 Plans Endorsement -- Previously filed as Exhibit 4(vi) to pre-effective amendment no. 1 to Form S-1 filed July 17, 1997.

4(vi)          Roth Individual Retirement Annuity Endorsement -- Filed herewith

4(vii)         Unisex Benefits and Payments Endorsement -- Filed herewith

5              Not Applicable

6              Not Applicable

7              Not Applicable

8              Not Applicable

9              Not Applicable

10 Form of broker-dealer agreement between the Company, NASL Financial Services, Inc. (Underwriter), Wood Logan Associates, Inc. (Promotional Agent) and broker-dealers -- Previously filed as Exhibit 10 to pre-effective amendment no. 1 to Form S-1 filed July 17, 1997.

11             Not Applicable

12             Not Applicable

13             Not Applicable

14             Not Applicable

15             Not Applicable

16             Not Applicable

17             Not Applicable

18             Not Applicable

19             Not Applicable

20             Not Applicable

21             Not Applicable

22             Not Applicable

23 (i)         Not Applicable

23(ii)         Not Applicable

24 Power of Attorney -- Power of Attorney - The Manufacturers Life Insurance Company of New York Directors Incorporated by reference to Exhibit 7 to pre-effective amendment no.

               1 on Form S-6, file number 333-33351, filed March 16, 1998.

25             Not Applicable

26             Not Applicable

27             Financial Data Schedule -- Filed herewith.

28             Not Applicable


ITEM 6B - REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK
(Registrant)



By: /s/ David W. Libbey
    -----------------------------------------------------------
    David W. Libbey, Treasurer
    (Principal Financial Officer and Duly Authorized Officer)


Date: August 14, 1998

                                  EXHIBIT INDEX


Exhibit No.                        RuDescription
-----------                        -------------

4(vi)             Roth Individual Retirement Annuity Endorsement

4(vii)            Unisex Benefits and Payments Endorsement

27                Financial data schedule for quarter ended June 30, 1998