Form 10-Q
period 1998-09-30
MANUFACTURERS LIFE INSURANCE CO OF NEW YORK
filed 1998-11-13
CIK 884590

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549
                               __________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                             _____________________

             Securities and Exchange Commission File No. 333-31491

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

                             _____________________

Indicated by check market whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     __X__ Yes                  ____ _ No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of September 30, 1998 was 2,000,000.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK


                         Quarterly Report on Form 10-Q
                    For the period ended September 30, 1998
                               Table of Contents




                                                                                                      Page
                                                                                                      ----
Part I   Financial Information

Item 1.  Financial Statements

         Balance Sheets as of September 30, 1998 and December 31, 1997                                 3

         Statements of Income for the nine months and three months ended September 30, 1998 and 1997   4

         Statements of Cash Flows for the nine months ended September 30, 1998 and 1997                5

         Notes to Consolidated Financial Statements                                                    6

Item 2.  Management Discussion and Analysis of Results of Operations and Financial Condition           7

Part II  Other Information

Item 1   Legal Proceedings                                                                             12

Item 2   Change in Securities                                                                          12

Item 3   Default upon Senior Securities                                                                12

Item 4   Submission of matters to a vote of Security Holders                                           12

Item 5   Other Information                                                                             12

Item 6A  Exhibits                                                                                      12

Item 6B                                                                                                14

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

              The Manufacturers Life Insurance Company of New York

                           Balance Sheets (Unaudited)


                                                              AS AT                  AS AT
                                                       SEPTEMBER 30            DECEMBER 31
ASSETS  ($ thousands)                                          1998                   1997
                                                       ------------            -----------
                                                        (UNAUDITED)
INVESTMENTS:
Fixed maturities available-for-sale, at fair value
(amortized cost: 1998 $121,401; 1997 $126,714)            $126,947                $129,151
Short-term investments                                      11,174                   9,998
Policy loans                                                   453                     398
                                                          --------             -----------
TOTAL INVESTMENTS                                         $138,574                $139,547
                                                          --------             -----------
Cash and cash equivalents                                 $    518                $  1,431
Accrued investment income                                    2,297                   2,401
Deferred policy acquisition costs                           35,607                  28,364
Other assets                                                 1,932                     231
Separate account assets                                    701,149                 597,194
                                                          --------             -----------
TOTAL ASSETS                                              $880,077                $769,168
                                                          --------             -----------
LIABILITIES AND SHAREHOLDER'S EQUITY ($ thousands)
LIABILITIES:
Policyholder reserves                                     $ 88,434                $ 86,611
Payable to affiliates                                        2,700                   4,345
Deferred tax liability                                       4,269                   2,269
Other liabilities                                            3,295                     987
Separate account liabilities                               701,149                 597,194
                                                          --------             -----------
TOTAL LIABILITIES                                         $799,847                $691,406
                                                          --------             -----------
SHAREHOLDER'S EQUITY:
Common stock (shares authorized, issued and
outstanding: 2,000,000; par value $1)                     $  2,000                $  2,000
Additional paid-in capital                                  72,531                  72,531
Unrealized appreciation on available-for-sale securities     1,898                   1,095
Retained earnings                                            3,801                   2,136
                                                          --------             -----------
Total shareholder's equity                                $ 80,230                $ 77,762
                                                          --------             -----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                $880,077                $769,168
                                                          --------             -----------

See accompanying notes.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

                        Statements of Income (Unaudited)



                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30          SEPTEMBER 30
($ thousands)                                            1998      1997        1998       1997
                                                        -----     -----       -----      -----
REVENUE:
 Fees from separate account and policyholder funds     $2,777    $2,214     $ 7,992     $5,023
 Net investment income                                  2,255     1,579       6,796      4,582
 Net realized investment gains (losses)                   297        (3)        500        134
                                                    ---------  --------   ---------  ---------
TOTAL REVENUE                                          $5,329    $3,790     $15,288     $9,739
                                                    ---------  --------   ---------  ---------
BENEFITS AND EXPENSES:
 Return credited to policyholders & other benefits     $1,256    $1,399     $ 3,751     $3,580
 Amortization of deferred policy acquisition costs      2,256       982       3,661      2,043
 Other insurance expenses                               1,442     1,331       5,314      2,787
                                                    ---------  --------   ---------  ---------
TOTAL BENEFITS AND EXPENSES                            $4,954    $3,712     $12,726     $8,410
                                                    ---------  --------   ---------  ---------
INCOME BEFORE INCOME TAXES                             $  375    $   78     $ 2,562     $1,329
                                                    ---------  --------   ---------  ---------
INCOME TAX EXPENSE                                     $  131    $   28     $   897     $  466
                                                    ---------  --------   ---------  ---------
NET INCOME                                             $  244    $   50     $ 1,665     $  863
                                                    ---------  --------   ---------  ---------

See accompanying notes.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

                      Statements of Cash Flows (Unaudited)


                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30
($ thousands)                                                           1998       1997
-------------                                                       --------   --------
OPERATING ACTIVITIES:
Net income                                                          $  1,665   $    863
Adjustments to reconcile net income to net cash used in
operating activities:
Amortization of bond discount and premium                                319        233
Net realized investment gain                                            (500)      (132)
Provision for deferred income tax provision(benefit)                   1,567        (17)
Amortization of deferred policy acquisition costs                      3,661      2,043
Policy acquisition costs deferred                                    (12,777)    (8,497)
Return credited to policyholders and other benefits                    3,751      3,579
Changes in assets and liabilities:
Accrued investment income                                                104       (208)
Other assets                                                          (1,701)      (120)
Payable to affiliates                                                 (1,645)        33
Other liabilities                                                      2,308      1,021
                                                                    --------   --------
Net cash used in operating activities                               $ (3,248)  $ (1,202)
                                                                    --------   --------
INVESTING ACTIVITIES:
Purchase of fixed maturities                                        $(21,118)  $(26,678)
Proceeds from fixed maturities sold, matured or repaid                26,612     20,072
Net change in short-term investments                                  (1,176)     3,785
Net change in policy loans                                               (55)      (213)
                                                                    --------   --------
Net cash (used in) provided by investing activities                 $  4,263   $ (3,034)
                                                                    --------   --------
FINANCING ACTIVITIES:
Receipts credited to policyholder funds                             $  8,793   $ 15,018
Return of policyholder funds                                         (10,721)   (11,034)
                                                                    --------   --------
Net cash (used in) provided by financing activities                 $ (1,928)  $  3,984
                                                                    --------   --------
Increase (decrease) in cash and cash equivalents during the period  $   (913)  $   (252)
Cash and cash equivalents at beginning of year                         1,431      4,105
                                                                    --------   --------
BALANCE, END OF PERIOD                                              $    518   $  3,853
                                                                    --------   --------

See accompanying notes.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

                       NOTES TO THE FINANCIAL STATEMENTS

                                   UNAUDITED

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report for the year ended December 31, 1997. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.


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



     Total comprehensive income for the three months and nine months ended September 30, 1998 and 1997 was as follows:

                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30          SEPTEMBER 30
COMPREHENSIVE INCOME:                       1998       1997       1998       1997
                                         ---------  ---------  ---------  ---------
NET INCOME                                   $ 244      $  50     $1,665      $ 863
OTHER COMPREHENSIVE INCOME, NET OF TAX:
 Unrealized holding gains
 on available-for-sale securities              698        374        803        135
                                         ---------  ---------  ---------  ---------
COMPREHENSIVE INCOME                         $ 942      $ 424     $2,468      $ 998
--------------------                     ---------  ---------  ---------  ---------

      Other comprehensive income is reported net of taxes of $376 and $201 for the three months and $432 and $73 for the nine months ended September 30, 1998 and 1997, respectively.

Item 2. Management's Discussion And Analysis of Results of Operations And Financial Condition

OVERVIEW

The following analysis of the results of operations and financial condition of the Manufacturers Life Insurance Company of New York, (the "Company") should be read in conjunction with the Financial Statements and the related Notes to Financial Statements.


CORPORATE STRUCTURE

The Company is a direct wholly-owned U.S. subsidiary of the Manufacturers Life Insurance Company of North America which is in turn a direct wholly-owned U.S. subsidiary of Manulife-Wood Logan Holding Co. Inc. ("MWL"). MWL is owned 62.5% by The Manufacturers Life Insurance Company (U.S.A.) ("ManUSA"), 22.5% by MRL Holding, LLC ("MRL") and 15% by minority interests (which includes certain employees and former owners of Wood Logan Associates). ManUSA and MRL are indirectly wholly-owned subsidiaries of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian mutual insurance company. Manulife Financial has been doing business in the United States since 1903.

On January 20, 1998, the Board of Directors of Manulife Financial asked the management of Manulife Financial to prepare a plan for conversion of Manulife Financial from a mutual life insurance company to an investor-owned, publicly-traded stock company. Any demutualization plan for Manulife Financial is subject to the approval of Manulife Financial's Board of Directors and policyholders as well as regulatory approval.

REVIEW OF OPERATING RESULTS AND FINANCIAL CONDITION

OPERATING RESULTS

The discussion that follows compares results for the three months ended September 30, 1998 to those for the three months ended September 30, 1997.


DEPOSITS AND PREMIUMS

The Company's sales decreased by $3 million from $56 million in 1997 to $53 million in 1998. Market volatility and increased sales pressures in the third quarter 1998 resulted in lower variable annuity sales volumes in August and September.


FEE INCOME

Total fees generated by Separate Accounts and policyholder funds increased $0.6 million to $2.8 million for the third quarter of 1998 versus the same period in 1997. Investment performance and a growing block of inforce business has resulted in higher separate account values and, therefore, higher fee income, which is a percentage of the net value of invested assets in the separate account portfolio. However, fee income for the third quarter was down slightly from the second quarter due to the market volatility and the overall reduction of $35 million in Separate Account assets at September 30, 1998.

NET INVESTMENT INCOME

Net investment income was $2.3 million for the third quarter of 1998, compared to $1.6 million in the same period of 1997. This growth is primarily due to the $47.7 million capital infusion received to support expanded operations in New York State in the fourth quarter of 1997.


REALIZED CAPITAL GAINS

Realized gains in the third quarter of 1998 were $0.3 million compared to realized gains of $0.0 million in the same period of 1997. The Company does not actively trade assets for capital gains.


POLICYHOLDER BENEFITS

Policyholder benefits were $1.2 million in the third quarter of 1998, compared to $1.4 million in the third quarter of 1997. This slight decrease is primarily a result of lower interest rates related to the fixed accumulation account values. The Company's policyholder funds were $88.4 million and $87.6 million at September 30, 1998 and September 30, 1997, respectively.

EXPENSES AND DEFERRED POLICY ACQUISITION COSTS (DPAC) AMORTIZATION

Operating costs and expenses, including commissions, were $6.2 million for the third quarter of 1998 compared to $4.8 million for the third quarter of 1997 before deferral of acquisition expenses ($1.4 million and $1.3 million, respectively, net of deferred acquisition expenses). The slight increase in expenses in the third quarter of 1998 is primarily attributable to an increase in non-capitalized acquisition expenses (related to higher sales volumes), other costs associated with growth in the Company's business, and additional operating expenses associated with expanding the Company's operations in New York. As a result of FASB 97, the Company's DPAC amortization expense increased by $1.3 million to $2.3 million from $1.0 million during the third quarter of 1998. The increase in DPAC amortization for the third quarter is a result of the growth in the DPAC balance and lower investment returns during the quarter.


NET INCOME

Net income in the third quarter of 1998 was $0.2 million, compared to net income of $0.1 million in the same period of 1997. As noted previously the higher fee income and higher investment income in the third quarter of 1998 were offset by higher benefits, operating costs, and DPAC amortization which led to slightly higher third quarter 1998 results.


The discussion that follows compares results for the nine months ended September 30, 1998 to those for the nine months ended September 30, 1997.


DEPOSITS AND PREMIUMS

During 1998, strong growth in variable annuity sales continued. The Company's sales increased by $9 million from $141 million in 1997 to $150 million in 1998. The increasing sales are primarily due to the effects of the Efficient Frontier Investment model, competitively performing investment funds and competitive product features and sales compensation.

FEE INCOME

Total fees generated by Separate Accounts and policyholder funds increased to $8.0 million from $5.0 million during 1998 versus the same period in 1997. Continued strong investment performance and a growing block of inforce business has resulted in higher separate account values and, therefore, higher fee income, which is a percentage of the net value of invested assets in the separate account portfolio.


NET INVESTMENT INCOME

Net investment income was $6.8 million for 1998, compared to $4.6 million in the same period of 1997. This growth is primarily due to the $47.7 million capital infusion received to support expanded operations in New York State in the fourth quarter of 1997.


REALIZED CAPITAL GAINS

Realized gains in 1998 were $0.5 million compared to realized gains of $0.1 million in the same period of 1997. The Company does not actively trade assets for capital gains.

POLICYHOLDER BENEFITS

Policyholder benefits were $3.8 million in 1998, compared to $3.6 million in 1997. This slight increase is primarily a result of higher fixed accumulation account values. The Company's policyholder funds were $88.4 million and $87.6 million at September 30, 1998 and September 30, 1997, respectively.


EXPENSES AND DEFERRED POLICY ACQUISITION COSTS (DPAC) AMORTIZATION

Operating costs and expenses, including commissions, were $18.1 million for 1998 compared to $11.3 million for 1997 before deferral of acquisition expenses ($5.3 million and $2.8 million, respectively, net of deferred acquisition expenses). The increase in expenses during 1998 is primarily attributable to an increase in non-capitalized acquisition expenses (related to higher sales volumes), other costs associated with growth in the Company's business, and additional operating expenses associated with expanding the Company's operations in New York. As a result of FASB 97, the Company's DPAC amortization expense increased by $1.6 million to $3.6 million from $2.1 million during the nine months ended September 30, 1998. The impact of growth in business on DPAC amortization has been largely offset by the effect of better than expected investment returns.


NET INCOME

Net income in 1998 was $1.7 million, compared to net income of $0.9 million in the same period of 1997. As noted previously the higher fee income and higher investment income during 1998, partly offset by higher benefits and operating costs, led to improved 1998 results.

FINANCIAL CONDITION

ASSETS

Separate account assets were $701.1 million at the end of the third quarter of 1998, compared to $597.2 million at the end of 1997. This growth reflects net cash transfers to the separate accounts of $126.9 million related to the growth in the overall variable annuity business and reduction of $23.0 million due to investment performance of the underlying funds.

General account assets were $178.9 million at the end of the third quarter of 1998, compared to $172.0 million at the end of 1997.

The DPAC asset increased from $28.4 million at the end of 1997 to $35.6 million at the end of the third quarter of 1998. This increase is primarily due to deferrable acquisition costs associated with the increased sales volumes of variable annuity products net of DPAC amortization associated with in-force business.


LIABILITIES

The Company's total liabilities of $799.8 million increased $108.4 million and moved with changes in the asset levels. Separate Account liabilities move in tandem with changes in Separate Account assets.


IMPACT OF YEAR 2000

The Company makes extensive use of information systems in the operations of its various businesses, including for the exchange of financial data and other information with customers, suppliers and other counterparties. The Company also uses software and information systems provided by third parties in its accounting, business and investment systems.

The Year 2000 risk, as it is commonly known, is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send premium billing notices, make claims payments or engage in other normal business activities.

In 1996, in order to make all systems applicable to and shared by the Company with Manulife Financial Year 2000 compliant, a program was instituted to modify or replace both Manulife Financial's information technology systems ("IT systems") and embedded technology systems ("Non-IT systems"). The phases of this program include (i) an inventory and assessment of all systems to determine which are critical, (ii) planning and designing the required modifications and replacements, (iii) making these modifications and replacements, (iv) testing modified or replaced systems, (v) redeploying modified or replaced systems and (vi) final management review and certification. For most IT systems identified as critical, Manulife Financial is in either the testing, redeployment or final review and certification phase. For critical Non-IT systems, Manulife Financial is, on average, in the redeployment phase. Management believes that Manulife Financial's critical systems will be Year 2000 compliant by the end of 1998, and that other systems will be dealt with by the end of 1999.

In addition to efforts directed at Manulife Financial's own systems, Manulife Financial is presently consulting vendors, customers, and other third parties with which it deals in an effort to ensure that no material aspect of Manulife Financial's or the Company's operations will be hindered by Year 2000 problems of these third parties. This process includes providing third parties with questionnaires regarding the state of their Year 2000 readiness and, where possible or where the relationship is deemed material, testing or otherwise confirming that the responses received are correct.

Manulife Financial's contingency plans for the Year 2000 risk are currently being addressed in conjunction with its business continuity planning process, which includes disaster recovery. Manulife Financial and the Company recognize the importance of preparing for the change to the Year 2000 and, commencing in January 1999, will conduct an assessment of the risk that Manulife Financial's Year 2000 program has not fully resolved its Year 2000 issues and prepare, if necessary, appropriate contingency plans to address these risks. Management currently believes that, with modifications to existing software and conversions to new software, the Year 2000 risk will not pose significant operational problems for Manulife Financial's or the Company's computer systems. As part of the Year 2000 program, critical systems are being "time-shift" tested in the Year 2000 and beyond to confirm that they will continue to function properly before, during and after the change to the Year 2000. However, there can be no assurance that the Manulife Financial's Year 2000 program, including consulting third parties, will avoid any material adverse effect on Manulife Financial's or the Company's operations, customer relations or financial condition. Manulife Financial estimates the total cost of its Year 2000 program will be approximately $60 million, of which $42 million has been incurred through September 30, 1998; however, there can be no assurance that the actual cost incurred will not be materially higher than such estimate. Those costs attributed to the purchase of new software and hardware will be capitalized. Other costs will be expensed as incurred. The Company will receive an allocation of these costs due to its shared systems but these costs are not expected to have a material effect on the net operating income of the Company.

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

PART II--OTHER INFORMATION


Item 1 - Legal Proceedings

     No reportable events

Item 2 - Changes In Securities

     No reportable events

Items 3 - Defaults Upon Senior Securities

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

4(ii)   Individual  Retirement Annuity Endorsement -- Previously filed as
        Exhibit 4(ii) to pre-effective amendment no. 1 to Form S-1 filed July 17, 1997.

4(iii) ERISA Tax-Sheltered Annuity Endorsement -- Previously filed as Exhibit 4(iii) to pre-effective amendment no. 1 to Form S-1 filed July 17, 1997.

4(iv) Tax-Sheltered Annuity Endorsement -- Previously filed as Exhibit 4(iv) to pre-effective amendment no. 1 to Form S-1 filed July 17, 1997.

4(v) Section 401 Plans Endorsement -- Previously filed as Exhibit 4(vi) to pre-effective amendment no. 1 to Form S-1 filed July 17, 1997.

4(vi)   Roth Individual Retirement Annuity Endorsement- - Previously filed as exhibit 4(vi) to Form 10K, file number 333-31491, filed August 14, 1998 on behalf of The Manufacturers Life Insurance Company of New York

4(vii) Unisex Benefits and Payments Endorsement- - Previously filed as exhibit 4(vii) to Form 10K, file number 333-31491, filed August 14, 1998 on behalf of The Manufacturers Life Insurance Company of New York

5       Not Applicable

6       Not Applicable

7       Not Applicable

8       Not Applicable

9       Not Applicable

10 Form of broker-dealer agreement between the Company, NASL Financial Services, Inc. (Underwriter), Wood Logan Associates, Inc. (Promotional Agent) and broker-dealers -- Previously filed as Exhibit 10 to pre-effective amendment no. 1 to Form S-1 filed July 17, 1997.

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

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK
(Registrant)



By: /s/ David W. Libbey
     David W. Libbey, Treasurer
     (Principal Financial Officer and Duly Authorized Officer)

Date: November 13, 1998

                                 EXHIBIT INDEX

   Exhibit No.          Description
   -----------  ------------------------------------------------------------

   27           Financial data schedule for quarter ended September 30, 1998