Form 10-K405
period 1998-12-31
MANUFACTURERS LIFE INSURANCE CO OF NEW YORK
filed 1999-03-30
CIK 884590

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                               ------------------

                                    FORM 10-K

                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                              ---------------------

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

                             Corporate Center at Rye
                            555 Theodore Fremd Avenue
                               Rye, New York 10580
                    (Address of principal executive offices)

                                 (914) 921-1020
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(g) of the Act: None

                              ---------------------

Indicated by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          __x_Yes                                          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this form 10-K [ x ]

No shares of voting stock are held by nonaffiliates of the Registrant.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of March 1, 1999 was 2,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART 1

Item 1 - Business

Description of Company, Reportable Segments and Products

The Registrant, also referred to as the "Company" or "MNY", is a stock life insurance company organized under the laws of New York in 1992. The Company's principal office is located at Corporate Center at Rye, 555 Theodore Fremd Avenue, Rye, New York 10580. The Company is a wholly-owned subsidiary of The Manufacturers Life Insurance Company of North America ("MNA"), a stock life insurance company organized under the laws of Delaware in 1979, which is in turn a wholly-owned subsidiary of Manulife-Wood Logan Holding Co., Inc. ("MWL"). MWL is 62.5% owned by The Manufacturers Life Insurance Company (USA) ("ManUSA"), 22.5% by MRL Holding, LLC ("MRL") and 15% by minority interest shareholders. ManUSA and MRL are indirectly wholly-owned subsidiaries of The Manufacturers Life Insurance Company ("Manulife Financial"), a federally chartered Canadian mutual life insurance company. The Company is licensed to sell fixed and variable annuities, life insurance and accident and health insurance in New York only.

Manufacturers Securities Services, LLC ("MSS"), a majority-owned subsidiary of MNA, acts as investment adviser to the Manufacturers Investment Trust ("MIT"), a no-load, open-end management investment company organized as a Massachusetts business trust and is the principal underwriter of the Company's variable insurance products and the exclusive distributor of the Company's insurance products. MSS is a broker-dealer registered under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers, Inc. MSS is the successor to NASL Financial Services, Inc. ("NASL Financial"), a broker dealer that conducted operations until September 30, 1997, when it was reorganized into MSS. Prior to October 1, 1997, NASL Financial also acted as investment adviser to North American Funds (NAF), a no-load, open-end management investment company organized as a Massachusetts business trust.

Prior to 1998, the Company reported one segment, Annuities. In 1997 and 1998, pursuant to a revised plan of operations, submitted to and approved by the New York Insurance Department, the Company entered the Savings and Retirement Services and Life Insurance businesses in the state of New York. As a result, the Company now reports three segments: Annuities, Savings and Retirement Services, and Life Insurance. The Company's reportable segments have been determined based on differences in product features and distribution; the segment definitions are also consistent with the Company's management structure. No significant assets or revenues have been generated to date in the Savings and Retirement Services and Life Insurance segments. Start-up costs reported for these two segments contributed to lower net income levels during 1998 and 1997.

Through its three segments, the Company issues individual and group annuity contracts and life insurance products. Amounts invested in the fixed portion of the Company's contracts are allocated to the general account of the Company or, in the case of the market value adjusted annuity contract, to a non-insulated separate account of the Company. Amounts invested in the variable portion of the contracts are allocated to separate accounts of the Company, each subaccount of which invests in shares of one of the portfolios of MIT or in open-end management investment companies offered and managed by unaffiliated third parties. As a result, the variable annuity products provide returns based upon the returns of the underlying mutual funds. Those returns will fluctuate based on market performance and are not guaranteed.

The segment discussion below focuses solely on the Annuities segment due to the limited assets and revenues associated with the start-up nature of the Savings and Retirement Services and Life Insurance segments.

                                ANNUITIES SEGMENT

Within its Annuities segment, the Company issues fixed and variable annuities. Annuities provide insurance protection against the risk of outliving an individual's income during his or her lifetime. Annuities also provide tax-deferred savings during the accumulation savings phase and tax-favored retirement income during the income phase. The Company's variable annuity sales occur via its Venture and Venture Vision Annuity products. Both products offer multiple variable investment options and one or more fixed investment options as well as competitive minimum death benefit guarantees. In addition to the variable investment options, the Venture series products offer multiple fixed investment options that guarantee the interest rate return for the stated guaranteed duration. However, the Venture Annuity product imposes a market value charge for premature withdrawals or transfers from the fixed investment options occurring prior to the end of the guaranteed duration. Both the Venture and Venture Vision Annuity products impose an annual asset based fee on amounts held in variable investment options, and the Venture Annuity imposes a graded contingent deferred sales charge. In addition to the Venture and Venture Vision products, the Company also intends to sell the Venture Market Value Annuity which will offer only fixed investment options and will impose a market value adjustment upon surrender.

Under current law, returns credited on annuities during the accumulation phase (the period during which interest is credited and annuity payments have not yet begun) are not subject to federal or state income tax. At maturity or payment date of an annuity policy, the policyholder is entitled to receive the original deposit plus accumulated returns. The policyholder may elect to take this amount in either a lump sum or receive a series of payments over a stated period of time. The return component of such payments is taxed at the time of receipt as ordinary income.

Sales and Asset Retention

Annuity sales are primarily driven by the U.S. domestic and international equity markets, distribution capabilities, attractive policy features and client servicing capabilities. The variable options tend to be more attractive in low interest rate environments as they provide potential for higher returns through equity investments. For this potential higher return, the policyholder assumes directly the investment risk of the underlying mutual funds. Higher interest rate environments tend to favor the fixed investment options as the policyholder may lock in guaranteed interest rates without assuming the investment risk associated with variable investment options.

The Venture annuity series products offer a variety of investment options, death benefit options, administrative features and customer services that enhance both sales and asset retention. The variable investment options offered by the Company employ a multi-manager approach through the use of subadvisers to the underlying mutual funds. Currently fifteen investment management firms provide investment management expertise to the thirty-five variable investment options. The Company also offers five Lifestyle portfolios which are "funds of funds". These variable investment options strategically allocate deposits over various investment disciplines with the long-term goal of matching return to the risk profile of the policyholder. The ability to provide superior investment returns under the variable options is essential to the retention of assets.

Policyholders are permitted to withdraw all or part of their account value at any time subject to possible contingent deferred sales charges and/or market value charges. Such premature terminations result in a loss of the Company's anticipated future earnings related to the annuity deposit and accelerated recognition of expenses related to policy acquisition, principally commissions, which are otherwise deferred and amortized over the life of the policy. Contingent deferred sales charges, if imposed by the product, are designed to compensate the Company for the accelerated recognition of those expense and act as a deterrent against policyholders surrendering their policies prematurely. Generally, contingent deferred sales charges do not apply to withdrawals up to the higher of 10% of payments or accumulated earnings. Market value charges are imposed to offset the cost of selling depressed asset values in increasing interest rate environments.

The Venture and Venture Vision annuities provide innovative minimum death benefits to policyholders. For issue ages 80 and younger, the products guarantee a death benefit equal to the greater of deposits net of withdrawals or the highest account value on any contract anniversary increased by subsequent deposits net of withdrawals, up to attained age 80. The minimum death benefits are designed to act as a deterrent to policyholders moving their policy after the contingent deferred sales charge period has expired.

The Company, along with its ultimate parent company Manulife Financial, enjoys strong financial ratings that enhance its ability to attract new sales and retain assets. Distributors and consumers of variable and fixed annuity products have begun to utilize the relative financial strength ratings as a criteria in choosing an annuity carrier. The Company has received financial strength ratings of A++ (Superior) by A.M. Best and AA+ (Very Strong) by Standards and Poor's ("S&P"). The Company is rated AAA (Highest) by Duff & Phelps in terms of the Company's ability to meet its contractual obligations to its policyholders.

The ability to service policyholders in an effective, efficient and courteous manner is an important success factor for sales and asset retention. The Company has received high service ratings through independent surveys. To maintain this level of service the Company has and will continue to make significant investments in its infrastructure.

Marketing and Distribution

The variable annuity market in the United States is relatively young and has realized significant growth in the past few years. According to the Value Survey conducted by Tillinghast, sales grew 16% in 1998 over 1997 with total 1998 sales of $96.2 billion. The Company, together with MNA, recorded 1998 total sales of $2.4 billion and captured market share of 2.44%, ranking it 16th for variable annuity products issued in the United States. Wood Logan Associates, Inc. ("WLA"), a registered broker dealer and an affiliate of the Company, provides sales and marketing services through a team of wholesalers soliciting broker-dealer firms across the United States through wirehouses, regional brokerage firms, financial planners and banks.

                                   REGULATION

The Company is subject to the laws of the State of New York governing insurance companies and to the regulation of the New York Insurance Department. Regulation by the New York Insurance Department includes periodic examination of the Company's financial position and operations, including contract liabilities and reserves. Regulation by supervisory agencies includes licensing to transact business, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulation of the type and amounts of permitted investments. The Company's books and accounts are subject to review by the New York Insurance Department and other supervisory agencies at all times, and the Company files annual statements with these agencies.


Several insurers affiliated with the Company, including ManUSA, are domiciled in Michigan and therefore are subject to Michigan regulation. Consequently, the Michigan Insurance Bureau has jurisdiction in applying its laws and regulations to transactions which may occur between the Company and any of Manulife Financial's United States subsidiaries. Under Michigan holding company laws and other laws and regulations, intercompany transactions, transfers of assets and dividend payments may be subject to prior notification or approval depending upon the size of such transfers and payments in relation to the financial positions of the companies. Transactions between the Company and Manulife Financial or any of its subsidiaries are primarily regulated by New York but may also be subject to Delaware or Michigan regulation.

Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed (up to prescribed limits) for policyholder losses incurred by insolvent companies. The amount of any future assessments on the Company under these laws cannot be reasonably estimated. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Federal legislation that removed barriers preventing banks from engaging in the insurance business or that changed the Federal income tax treatment of insurance companies, insurance company products, or employee benefit plans could significantly affect the insurance business.

On January 20, 1998, the Board of Directors of Manulife Financial announced that it had asked the management of Manulife Financial to prepare a plan for conversion from a mutual life insurance company to an investor-owned, publicly-traded stock company. Any demutualization plan for Manulife Financial is subject to the approval of its Board of Directors and policyholders, as well as regulatory approval.


Item 2 - Properties

The Registrant owns no property.

Item 3. Legal Proceedings

None.

Item 4 - Submission of Matters to a Vote of Security Holders

Nothing to report.

Part II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

MNA is the sole record holder of the Registrant's shares. Therefore, there is no public trading market for Registrant's common stock. The Registrant has declared no cash dividends on its common stock at any time during the two most recent fiscal years.

Item 6 - Selected Financial Data


                                                             For the Years Ended December 31
                                     ----------------- --------------- --------------- --------------- ---------------
                                                 1998            1997            1996            1995           1994*
                                                 ----            ----            ----            ----           -----
                                                                       (in thousands)
Under Generally Accepted Accounting Principles:

Total Revenues                                $21,460         $14,881        $ 10,075          $8,373

Net Income                                      1,073             586           1,542             833

Total Separate Account Assets                 833,693         597,193         361,310         216,808

Total Assets                                1,017,224         769,167         474,936         320,716

Shareholder's Equity                           79,367          77,762          28,769          15,212


* Selected financial data under generally accepted accounting principles is not available for 1994. Prior to 1996, the Company prepared its financial statements in conformity with accounting practices prescribed or permitted by the New York Insurance Department which practices were considered GAAP for mutual life insurance companies. FASB Interpretation 40, Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and other Enterprises (FIN 40), as amended, which was effective for 1996 annual financial statements, no longer permitted statutory-basis financial statements to be described as being prepared in conformity with GAAP. Accordingly, the Company has adopted various accounting pronouncements, principally Statement of Financial Accounting Standards No. 120, Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts (SFAS No. 120), which addresses the accounting for long-duration insurance contracts.

Pursuant to the requirements of the above pronouncements, the effect of the changes in accounting have been applied retroactively and the previously issued 1995 financial statements have been restated for the change.



                                                             For the Years Ended December 31
                                     ----------------- --------------- --------------- --------------- ---------------
                                                 1998            1997            1996            1995            1994
                                                 ----            ----            ----            ----            ----
                                                                       (in thousands)
On Statutory Basis **:

Total Revenues                              $ 217,054       $ 204,226       $ 130,585         $99,077       $ 112,424

Net Income (Loss)                             (5,678)         (1,562)             231           (579)           (867)

Total Separate Account Assets                 833,693         597,193         361,310         216,808         147,614

Total Assets                                  976,152         738,195         453,333         301,997         187,010

Capital and Surplus                            62,881          68,336          22,265           8,822           8,104


   ** Statutory accounting practices differ in certain respects from generally accepted accounting principles. The significant differences relate to consolidation accounting, investments, deferred acquisition costs, deferred income taxes, non-admitted asset balances and reserve calculation assumptions. Charges for investment management, administration and contract guarantees have been reclassified from net transfers to total revenues for 1994-1997 to conform to the current year statutory presentation.

All information presented elsewhere in this document is presented under generally accepted accounting principles.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and the related notes to financial statements.

In 1998 and 1997, pursuant to an expanded plan of operations, the Company entered the Savings and Retirement Services and Life Insurance segments. As a result, the Company now reports three segments: Annuities; Savings and Retirement Services; and Life Insurance. Because two of the Company's segments were recently introduced, the assets, revenues and operations of those segments are not material to the Company's 1998 financial position or, aside from the effect of start up expenses, results of operations. As a result, the remainder of this discussion will be limited to the Annuities segment except as noted.

The Company's primary source of earnings from the annuities segment are fees assessed against policyholder account balances held in the Company's separate accounts including: mortality and expense risk charges, surrender charges and an annual administrative charge. In addition, the segment earns a spread between the advisory fees charged to manage the separate account assets invested in MIT and the subadvisory fees paid to external managers of those assets. A key factor in the Company's profitability is sustained growth in the underlying assets through market performance coupled with the ability to acquire and retain variable annuity deposits.

BASIS OF PRESENTATION

During  1996,  the Company  adopted  generally  accepted  accounting  principles
("GAAP") in conformity with the requirements of the Financial Accounting Standards Board. A description of accounting policies can be found in Note 2 to the financial statements.

REVIEW OF OPERATING RESULTS

1998 Compared to 1997

The Company recorded net income of $1.1 million in 1998 versus net income of $0.6 million in 1997, an increase of $0.5 million or 83%. Revenues grew by 44% to $21.5 million as a result of growth in fee income earned on additional separate account assets and in investment income from higher general account assets. Separate account assets grew by 40% while total assets increased by 32% during 1998. This growth is attributed to consistent annuity sales of $191.6 million for 1998 compared to 1997 annuity sales of $190.7 million, strong equity market performance since mid-1997, favorable contract persistency and $5.5 million of Savings and Retirement Services assets associated with sales in the 4th quarter of 1998. Total fees generated from separate accounts and policyholder liabilities increased by $3.6 million or 48% in 1998. Net investment income grew by $3.1 million or 46% due to additional fixed account sales. In addition, the Company recognized additional net investment income for the full year of 1998 associated with the $47.7 million capital infusion received in the fourth quarter of 1997 to support expanded operations in New York.

The Company incurred total benefits and expenses in 1998 of $19.8 million, an increase of $5.8 million, or 42% compared to 1997. The additional expenses reflect an increase in non-capitalized acquisition expenses and other costs associated with growth in the Company's business, and additional start-up expenses in 1998 of $1.4 million associated with expanding the Company's operations in New York.


1997 Compared to 1996


The Company recorded net income of $0.6 million in 1997 versus net income of $1.5 million in 1996, a decrease of $0.9 million. The Company, however, recorded an increase in revenues as a result of fee income earned on additional separate account assets and higher investment income from growth in general account assets. Separate account assets grew by 65% while total assets increased by 62% during 1997. This growth is attributed to record sales of $190.7 million for 1997 compared to 1996 sales of $116.7 million, strong equity market performance during 1997 and favorable contract persistency. The record sales for 1997 were attributable to the Company's implementation of the Efficient Frontier
Investment model in early 1997 and the addition of competitively performing funds, including additional investment options. The latter includes five Lifestyle funds which offer the buyer the opportunity to invest in a pre-determined "fund of funds". Total fees generated by Separate accounts and policyholder funds increased by $2.6 million or 55% in 1997. Net investment income grew by $1.5 million or 29% due to higher fixed account sales and a $47.7 million capital infusion received in the fourth quarter of 1997 to support expanded operations in New York.

The Company incurred total benefits and expenses in 1997 of $14.0 million and $7.7 million in 1996, an increase of $6.3 million, or 82% compared to 1996. The additional expenses reflect an increase in non-capitalized acquisition expenses and other costs associated with growth in the Company's business, and additional operating expenses of $1.6 million associated with expanding the Company's operations in New York. The increase in expense levels had a direct impact on the lower net income for 1997.


FINANCIAL POSITION

1998 Compared to 1997

Total assets increased from $769 million at December 31, 1997 to $1,017 million at December 31, 1998, an increase of $248 million or 32%. Separate account assets increased by 40% in 1998 compared to 1997 and represent 82% of total assets as the Company continues to focus on its variable option annuity products. The Company continues to own high quality investment grade fixed maturity investments to support its general account liabilities and shareholder's equity. The Company's deferred acquisition costs (DAC) asset grew by 30% as the Company experienced consistent annuity sales volumes during 1998 and 1997 and deferred the related costs, net of current amortization, associated with those sales.

Total liabilities have increased proportionately with the growth in the related assets, primarily in the Company's Separate accounts.

The growth in retained earnings is primarily due to net income from operations of $1.1 million. In addition, shareholder's equity increased $0.4 million due to higher market values associated with invested assets at December 31, 1998.

1997 Compared to 1996

Total assets increased from $475 million at December 31, 1996 to $769 million at December 31, 1997, an increase of $294 million or 62%. Separate account assets increased by 65% in 1997 compared to 1996 and represented 78% of total assets as the Company continued to focus on its variable option insurance products. Fixed maturity and short-term investments increased by 59% during 1997. This increase is a result of a $47.7 million capital infusion in the fourth quarter of 1997 to support the expansion of operations to include individual life insurance and pension products in the state of New York. The Company continues to own high quality investment grade fixed maturity investments to support its General Account. The Company's deferred acquisition costs (DAC) asset grew by 40% as the Company experienced record sales volumes during 1997 and deferred the related costs, net of current amortization, associated with the sales.

Total liabilities have increased proportionately with the growth in the related assets, primarily in the company's Separate accounts.

The Company received $47.7 million of additional capital to support expansion of its operations during 1997. The growth in retained earnings is due to net income from operations of $0.6 million. In addition, shareholders equity increased $0.6 million due to higher market values associated with invested assets at December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. Historically, the Company's principal cash flow sources have been deposits and charges on contracts, investment income, maturing investments, and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Company relate principally to its annuity liabilities and to the funding of investments in new products, processes and technologies. The liabilities mentioned above include the payment of benefits under its annuity contracts along with contract withdrawals and policy loans.

The general account liabilities consist of policyholder funds whose liquidity requirements do not fluctuate significantly from one year to the next. Policyholder transactions related to separate accounts do not materially impact the cash flow of the Company.

The Company maintains a prudent amount invested in cash and short term investments. At the end of 1998, this amounted to $16.0 million or 12% of total investments compared to $ 11.4 million in 1997 or 8%. In addition, the Company's liquidity is managed by maintaining through a highly liquid portfolio of fixed maturity securities. The Company looks to MNA for the necessary capital and cash financing to support its operations. In 1997 the Company received $47.7 million to support the growth of the Company over several years and to enable the Company to expand operations. In 1996 the Company received $13.3 million to support its growth for that year.

The Company's net cash flows from operating activities were ($4.7) million, ($1.9) million and $2.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. The negative cash flows from operations for 1998 and 1997 are primarily related to
increased   commissions  and  acquisition  expenses
associated with sales volumes and additional start-up costs associated with expanded operations in New York. During 1996, the Company's sales volumes were significantly lower (39%) than 1997 levels which results in a lower cash strain related to new business. In addition, the Company did not incur any start-up costs associated with expanded operations in New York.

The Company's net cash flows from investing activities were $5.9 million, ($50.3) million and ($13.9) million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in cash flows for 1998 resulted primarily from fixed maturity securities maturing or sold offset by an increase in purchases of fixed maturity securities. The negative cash flows in 1997 and 1996 were attributable to purchases of fixed maturity securities associated with capital infusions of $47.7 million and $13.3 million in 1997 and 1996, respectively.

Net cash provided by financing activities was $3.3 million, $49.6 million, and $5.0 million, for the years ended December 31, 1998, 1997 and 1996, respectively. The increases in net cash provided resulted primarily from net deposits to policyholder funds for 1998 and 1997 and capital contributions in 1997 and 1996. Offsetting the 1996 capital contributions were net redemptions from policyholder funds and the repayment in 1996 of the Company's line of credit.

Aside from the financing required to partially fund acquisition costs, the Company's cash flows are adequate to meet the general obligations on all annuity contracts.

CAPITAL REQUIREMENTS AND SOLVENCY PROTECTION


In order to enhance the regulation of insurer solvency, the NAIC has established minimum Risk Based Capital (RBC) requirements. The requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC model law requires that life insurance companies report on a formula-based RBC standard which is calculated by applying various factors to asset, premium and reserve items. The formula takes into account risk characteristics of the life insurer, including asset risk, insurance risk, interest rate risk and business risk. If an insurer's ratio falls below certain thresholds, regulators will be authorized, and in some circumstance required, to take regulatory action.

The Company's policy is to maintain capital and surplus balances well in excess of the minimums required under government regulations in all jurisdictions in which the Company does business. At December 31, 1998 the Company's capital and surplus balances exceeded all such required minimums.


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

The systems used by the Company have been assessed as part of a comprehensive written plan conducted by the Company's ultimate parent company, The
Manufacturers Life Insurance Company (collectively with its subsidiaries "Manulife Financial"), to ensure that computer systems and processes of Manulife Financial will continue to perform through the end of this century and into the next.

In 1996, in order to make Manulife Financial's systems Year 2000 compliant, a program was instituted to modify or replace both Manulife Financial's information technology systems ("IT systems") and embedded technology systems ("Non-IT systems"). The phases of this program include (i) an inventory and assessment of all systems to determine which are critical, (ii) planning and designing the required modifications and replacements, (iii) making these modifications and replacements, (iv) testing modified or replaced systems, (v) redeploying modified or replaced systems and (vi) final management review and certification. For most IT and non-IT systems identified as critical, the Company has completed certification. Of those systems classified as critical, management believes that over 99% were Year 2000 compliant at the end of 1998. Management continues to focus attention on the remaining 1% of critical systems. Those that affect the Company are expected to be compliant by the end of the second quarter in 1999. Management believes that the Company's non-critical systems will be Year 2000 compliant by the end of the first quarter 1999.

In addition to efforts directed at Manulife Financial's own systems, Manulife Financial is presently consulting vendors, customers, and other third parties with which it deals in an effort to ensure that no material aspect of Manulife Financial's operations will be hindered by

Year 2000 problems of these third parties. This process includes providing third parties with questionnaires regarding the state of their Year 2000 readiness and, where possible or where appropriate, conducting further due diligence activities.

Manulife Financial recognizes the importance of preparing for the change to the Year 2000 and, in January 1999, commenced preparation of contingency plans, in the event that Manulife Financial's Year 2000 program has not fully resolved its Year 2000 issues. The Year 2000 Project Management Office for Manulife Financial's U.S. Division is coordinating the preparation of the Year 2000 contingency plan on behalf of U.S. Division affiliates and subsidiaries, including the Company. A contingency plan concerning the Company is targeted for completion by the end of the first quarter of 1999.

Management currently believes that, with modifications to existing software and conversions to new software, the Year 2000 risk will not pose significant operational problems for Manulife Financial's computer systems. As part of the Year 2000 program, critical systems were "time-shift" tested in the Year 2000 and beyond to confirm that they will continue to function properly before, during and after the change to the Year 2000. However, there can be no assurance that Manulife Financial's Year 2000 program, including consulting third parties and its contingency planning, will avoid any material adverse effect on the Company's operations, customer relations or financial condition. Manulife
Financial   estimates   the  total  cost  of  its  Year  2000  program  will  be
approximately $59 million, of which $49.5 million has been incurred through December 31, 1998; however, there can be no assurance that the actual cost incurred will not be materially higher than such estimate. Most costs will be expensed as incurred; however, those costs attributed to the purchase of new software and hardware will generally be capitalized. A proportional amount of the total cost will be allocated to the Company and is not expected to have a material effect on the Company's net operating income.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The primary market risk exposure for the Company is the impact of lower than expected equity market performance on its asset-related fee revenue. The Company also has certain exposures to changes in interest rates.

Equity Risk

The Company earns asset based fees based on the asset levels invested in the separate accounts. As a result, the Company is subject to equity risk and the effect changes in equity market levels will have on the amounts invested in the separate accounts. The Company estimates that the effect of a 10% decline in equity fair values in force at December 31, 1998, if the decline existed throughout 1999, would adversely affect the Company's asset based fees for 1999 by $2.0 million.

Interest Rate Risk

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the issuance of certain interest sensitive annuity products and the investing of those proceeds in fixed rate investments. The Company manages its interest rate risk through an asset/liability management program. The Company has established a target portfolio mix which takes into account the risk attributes of the liabilities supported by the assets, expectations of market performance, and a generally conservative investment philosophy. Preservation of capital and maintenance of income flows are key objectives of this program. In addition, the Company has diversified its product portfolio offerings to include products that contain features that will protect it against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges, and market value adjustments on liquidations.

Based upon the Company's investment strategy, asset-liability management process, and the calculated durations of its assets and liabilities at December 31, 1998, management estimates that a 100 basis point immediate, parallel increase in interest rates for the entire year of 1999 would decrease the fair value of its duration managed assets by approximately $1.2 million. There would be no effect on the fair value of the Company's liabilities because of the features inherent in the Company's products.

Item 8 - Financial Statements and Supplementary Data

The Reports of Independent Auditors and the Company's financial statements attached hereto are incorporated herein. See following page.

                              FINANCIAL STATEMENTS
                        THE MANUFACTURERS LIFE INSURANCE
                               COMPANY OF NEW YORK

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                       WITH REPORT OF INDEPENDENT AUDITORS

                                    CONTENTS



Report of Independent Auditors...............................................12
Audited Financial Statements.................................................13
     Balance Sheets..........................................................13
     Statements of Income....................................................14
     Statements of Changes in Shareholder's Equity...........................15
     Statements of Cash Flows................................................16
Notes to Financial Statements................................................17

Report of Independent Auditors


The Board of Directors and Shareholder
The Manufacturers Life Insurance Company of New York


We have audited the accompanying balance sheets of The Manufacturers Life Insurance Company of New York (formerly First North American Life Assurance Company and hereinafter referred to as the Company) as of December 31, 1998 and 1997, and the related statements of income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Manufacturers Life Insurance Company of New York at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





Boston, Massachusetts
February 22, 1999


Ernst & Young LLP

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK
BALANCE SHEETS


As at December 31
ASSETS  ($ thousands)                                                              1998                    1997
--------------------------------------------------------------------------------------------------------------------
Investments
   Fixed  maturity  securities  available-for-sale,  at fair  value
     (note 3)                                                            $      125,088        $       129,151
   (amortized cost:  1998 $120,902; 1997 $126,714)
   Investment in unconsolidated affiliate                                           175                      -
   Policy loans                                                                     552                    398
   Short-term investments                                                        10,032                  9,998
--------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                        $      135,847        $       139,547
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                $        5,946        $         1,431
Accrued investment income                                                         3,073                  2,401
Deferred acquisition costs (note 4)                                              36,831                 28,364
Other assets                                                                      1,834                    231
Separate account assets                                                         833,693                597,193
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $    1,017,224        $       769,167
--------------------------------------------------------------------------------------------------------------------

 LIABILITIES AND SHAREHOLDER'S EQUITY ($ thousands)
--------------------------------------------------------------------------------------------------------------------
Liabilities:
   Policyholder liabilities and accruals                                 $       94,492        $        86,611
   Payable to affiliates                                                          4,114                  4,345
   Deferred income taxes (note 5)                                                 3,615                  2,269
   Other liabilities                                                              1,943                    987
   Separate account liabilities                                                 833,693                597,193
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        $      937,857        $       691,405
--------------------------------------------------------------------------------------------------------------------
Shareholder's equity:
   Common stock (note 6)                                                 $        2,000        $         2,000
   Additional paid-in capital                                                    72,706                 72,531
   Retained earnings                                                              3,209                  2,136
   Accumulated other comprehensive income                                         1,452                  1,095
--------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDER'S EQUITY                                               $       79,367        $        77,762
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                               $    1,017,224        $       769,167
--------------------------------------------------------------------------------------------------------------------


See accompanying notes

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK
STATEMENTS OF INCOME


For the years ended December 31
 ($ thousands)                                                              1998             1997              1996
--------------------------------------------------------------- ------------------- ---------------- ----------------

REVENUES:
     Fees from separate accounts and policyholder liabilities     $       10,961    $       7,395    $        4,762
     Net investment income (note 3)                                        9,786            6,717             5,224
     Net realized investment gains                                           713              769                89
--------------------------------------------------------------- ------------------- ---------------- ----------------
TOTAL REVENUE                                                     $       21,460    $      14,881    $       10,075
--------------------------------------------------------------- ------------------- ---------------- ----------------

BENEFITS AND EXPENSES:
     Policyholder benefits and claims                             $        4,603    $       4,747    $        4,189
     Amortization of deferred acquisition costs (note 4)                   4,849            3,393             2,319
     Other insurance expenses                                             10,359            5,845             1,192
--------------------------------------------------------------- ------------------- ---------------- ----------------
TOTAL BENEFITS AND EXPENSES                                       $       19,811    $      13,985    $        7,700
--------------------------------------------------------------- ------------------- ---------------- ----------------
INCOME BEFORE INCOME TAXES                                        $        1,649    $         896    $        2,375
--------------------------------------------------------------- ------------------- ---------------- ----------------
INCOME TAXES (note 5)                                             $          576    $         310    $          833
--------------------------------------------------------------- ------------------- ---------------- ----------------
NET INCOME                                                        $        1,073    $         586    $        1,542
--------------------------------------------------------------- ------------------- ---------------- ----------------


See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY




                                                                                        Accumulated
                                                                                           Other          Total
                                             Common       Additional      Retained     Comprehensive  Shareholder's
  ($ thousands)                               Stock    Paid-in Capital    Earnings        Income         Equity
  -------------------------------------------------------------------------------------------------------------------

  Balance at January 1, 1996                  $2,000        $ 11,500       $     8       $  1,704       $   15,212
  Capital contribution                                        13,300                                        13,300
  Comprehensive income (note 2)                                              1,542         (1,285)             257
  -------------------------------------------------------------------------------------------------------------------
  BALANCE, DECEMBER 31, 1996                  $2,000        $ 24,800       $ 1,550       $    419       $   28,769
  Capital contribution                                        47,731                                        47,731
  Comprehensive income (note 2)                                                586            676            1,262
  -------------------------------------------------------------------------------------------------------------------
  BALANCE, DECEMBER 31, 1997                  $2,000        $ 72,531       $ 2,136       $  1,095       $   77,762
  Capital contribution                                           175                                           175
  Comprehensive income (note 2)                                              1,073            357            1,430
  -------------------------------------------------------------------------------------------------------------------
  BALANCE, DECEMBER 31, 1998                  $2,000        $ 72,706       $ 3,209       $  1,452       $   79,367
  -------------------------------------------------------------------------------------------------------------------


See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK
STATEMENTS OF CASH FLOWS

For the years ended December 31
($ thousands)                                                                         1998         1997          1996
---------------------------------------------------------------------------- --------------- ------------ ------------
OPERATING ACTIVITIES:
Net income                                                                     $     1,073     $    586     $   1,542
Adjustments  to  reconcile  net  income to net cash (used in)  provided  by operating activities:
     Amortization of bond discount and premium                                          434         333           141
     Net realized investment gains                                                     (713)       (769)          (89)
     Provision for deferred income tax                                                1,153         (29)          220
     Amortization of deferred acquisition costs                                       4,849       3,393         2,319
     Policy acquisition costs deferred                                              (14,515)    (11,684)       (7,224)
     Return credited to policyholders and other benefits                              4,603       4,747         4,189
     Changes in assets and liabilities:
         Accrued investment income                                                     (672)       (873)           (7)
         Other assets                                                                (1,603)        (80)          196
         Payable to affiliates                                                         (231)      2,328           865
         Other liabilities                                                              956         115          (153)
---------------------------------------------------------------------------- --------------- ------------ ------------
Net cash (used in) provided by operating activities                            $     (4,666)   $ (1,933)    $   1,999
---------------------------------------------------------------------------- --------------- ------------ ------------
INVESTING ACTIVITIES:
Fixed maturity securities sold, matured or repaid                              $    30,591    $  59,307     $  31,659
Fixed maturity securities purchased                                                (24,500)    (103,383)      (41,409)
Net change in short-term investments                                                   (34)      (6,011)       (3,985)
Policy loans advanced, net                                                            (154)        (215)         (116)
---------------------------------------------------------------------------- --------------- ------------ ------------
Cash provided by (used in) investing activities                                $     5,903    $ (50,302)    $ (13,851)
---------------------------------------------------------------------------- --------------- ------------ ------------
FINANCING ACTIVITIES:
Deposits and interest credited to policyholder funds                                14,212       17,212        18,408
Return of policyholder funds                                                       (10,934)     (15,382)      (24,676)
Change in notes payable                                                                   -            -       (2,000)
Capital contribution by parent                                                            -      47,731        13,300
---------------------------------------------------------------------------- --------------- ------------ ------------
CASH PROVIDED BY FINANCING ACTIVITIES                                          $     3,278     $ 49,561     $   5,032
---------------------------------------------------------------------------- --------------- ------------ ------------
Cash and cash equivalents:
Increase (decrease) during the year                                                   4,515      (2,674)       (6,820)
Balance, beginning of year                                                            1,431       4,105        10,925
---------------------------------------------------------------------------- --------------- ------------ ------------
BALANCE, END OF YEAR                                                           $     5,946     $  1,431     $   4,105
---------------------------------------------------------------------------- --------------- ------------ ------------

See accompanying notes

The Manufacturers Life Insurance Company of New York

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                            (In Thousands of Dollars)


1.       ORGANIZATION

         The Manufacturers Life Insurance Company of New York (First North American Life Assurance Company prior to October 1, 1997, and hereinafter referred to as "the Company"), is a stock life insurance company which was organized on February 10, 1992 under the laws of the State of New York. The New York Insurance Department ("the Department") granted the Company a license to operate on July 22, 1992. The Company is a wholly-owned subsidiary of The Manufacturers Life Insurance Company of North America (formerly North American Security Life Insurance Company and hereinafter referred to as "MNA"), which is in turn a wholly-owned subsidiary of Manulife-Wood Logan Holding Co., Inc. ("MWL"). MWL is 62.5% owned by The Manufacturers Life Insurance Company
         (USA) (ManUSA), 22.5% by MRL Holding, LLC, ("MRL") and 15% by minority interest shareholders. ManUSA and MRL are indirectly wholly-owned subsidiaries of The Manufacturers Life Insurance Company ("Manulife Financial"), a federally chartered Canadian mutual life insurance company.

         The Company issues individual and group annuity and individual life insurance contracts (collectively, the contracts) in the State of New York. Amounts invested in the fixed portion of the contracts are allocated to the general account or a non-insulated separate account of the Company. Amounts invested in the variable portion of the contracts are allocated to the separate accounts of the Company. Each of these separate accounts invests in shares of the various portfolios of the Manufacturers Investment Trust (formerly NASL Series Trust and hereinafter referred to as "MIT"), a no-load, open-end investment management company organized as a Massachusetts business trust, or in open-end investment management companies offered and managed by unaffiliated third parties.

         Prior to October 1, 1997, the Company sold and administered only combination fixed and variable annuity products. On October 21, 1997, the Company received approval from the Department for a revised plan of operations which expanded its product offerings. MNA contributed $47,731 to the Company in support of the revised plan of operations.

         Prior to October 1, 1997, NASL Financial Services Inc. ("NASL Financial"), an affiliate of the Company, acted as investment adviser to MIT and as principal underwriter of the annuity contracts issued by the Company. Effective October 1, 1997, Manufacturers Securities Services, LLC ("MSS"), the successor to NASL Financial and an affiliate of the Company, replaced NASL Financial as the investment advisor to MIT and as the principal underwriter for the variable contracts and exclusive distributor of all contracts issued by the Company.

         Prior to October 1, 1997, Wood Logan Associates Inc. ("WLA"), a subsidiary of MWL, acted as the promotional agent for the sale of the Company's contracts. Since October 1, 1997, marketing services for the sale of all contracts issued by the Company and other services are provided by certain affiliates of the Company pursuant to an Administrative Services Agreement and an Investment Services Agreement between the Company and Manulife Financial. Currently, services are provided by Manulife Financial, WLA, MNA, and ManUSA.

         On October 31, 1998, the Company received a 10% interest in the members' equity of MSS from MNA, the managing member of MSS. The Company treated the receipt of its equity interest as a contribution to paid-in capital of $175.

2.       SIGNIFICANT ACCOUNTING POLICIES

      a) BASIS OF PRESENTATION

         The accompanying financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP").

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

      b) RECENT ACCOUNTING STANDARDS

         i) During 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose annual financial statements. Comprehensive income includes all changes in shareholder's equity during a period except those resulting from investments by and distributions to shareholders. The adoption of SFAS No. 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

         Total comprehensive income was as follows:

          FOR THE YEARS ENDED DECEMBER 31
          ($ thousands)                                                           1998          1997         1996
          ---------------------------------------------------------------- -------------- ------------ -------------
          NET INCOME                                                         $   1,073     $     586     $  1,542
          ---------------------------------------------------------------- -------------- ------------ -------------
          Other comprehensive income, net of tax:
            Unrealized holding gains (losses) arising during the year              820         1,176       (1,227)
              Less:
             Reclassification  adjustment  for realized gains included in
             net Income                                                            463           500           58
          ---------------------------------------------------------------- -------------- ------------ -------------
          Other comprehensive income (loss)                                        357           676       (1,285)
          ---------------------------------------------------------------- -------------- ------------ -------------
          COMPREHENSIVE INCOME                                               $   1,430     $   1,262     $    257
          ---------------------------------------------------------------- -------------- ------------ -------------


          Other comprehensive income (loss) is reported net of taxes of $192, $364, and ($692) for 1998, 1997, and 1996, respectively.

ii) During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the disclosure of information about the Company's operating segments, including disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, nor did it affect the manner in which the Company defines its operating segments. The Company reports three business segments:
          Annuities, Savings and Retirement Services, and Life Insurance. The Annuities segment consists of annuity contracts that provide the customer with the opportunity to invest in mutual funds managed by independent investment managers and the Company or in the general account of the Company, with investment returns accumulating on a tax-deferred basis. The Savings and Retirement Services segment offers 401(k) products to customers in the State of New York. The Individual Life Insurance segment offers traditional non-participating life insurance to the New York market. The Savings and Retirement Services segment was launched in mid - 1998 and the Individual Life Insurance segment was launched in late 1997. Both these segments are considered to be in the start-up phase.
          No significant assets or revenues have been generated to date in these two segments. Start-up costs, on a pre-tax basis, reported for these two segments totaled approximately $534 and $2,399, respectively in 1998 and $1,551 for the Individual Life Insurance segment in 1997. The following is a summary of the contribution to net income of the three business segments:

          FOR THE YEARS ENDED DECEMBER 31
          ($ thousands)                                                    1998            1997             1996
          -------------------------------------------------------- ----------------- --------------- ---------------
          Annuities                                                    $  2,623          $   1,594       $   1,542
          Savings and Retirement Services                                                        -               -
                                                                            (318)
          Life Insurance                                                                    (1,008)              -
                                                                          (1,232)
          -------------------------------------------------------- ----------------- --------------- ---------------
          NET INCOME (LOSS)                                            $   1,073         $     586       $   1,542
          -------------------------------------------------------- ----------------- --------------- ---------------

      c) INVESTMENTS

         The Company classifies all of its fixed maturity securities as available-for-sale and records these securities at fair value. Realized gains and losses on sales of securities classified as available-for-sale are recognized in net income using the specific identification method. Changes in the fair value of securities available-for-sale are reflected directly in accumulated other comprehensive income after adjustments for deferred taxes and deferred acquisition costs. Discounts and premiums on investments are amortized using the effective interest method.

         The cost of fixed maturity securities is adjusted for the amortization of premiums and accretion of discounts using the interest method. This amortization or accretion is included in net investment income.

         For the mortgage-backed bond portion of the fixed maturity securities portfolio, the Company recognizes amortization using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. That adjustment is included in net investment income.

         Policy  loans  are  reported  at  aggregate   unpaid   balances   which
         approximate fair value.

         Short-term investments which include investments with maturities of less than one year and greater than 90 days at the date of acquisition, are reported at amortized cost which approximates fair value.

      d) CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

      e) DEFERRED ACQUISITION COSTS (DAC)

         Commissions and other expenses which vary with and are primarily related to the production of new business are deferred to the extent recoverable and included as an asset. Acquisition costs associated with annuity contracts and investment pension contracts are being amortized generally in proportion to the present value of expected gross profits from surrender charges and investment, mortality and expense margins. The amortization is adjusted retrospectively when estimates of current or future gross profits are revised. DAC associated with traditional non-participating individual insurance policies is charged to expense over the premium paying period of the related policies. DAC is adjusted for the impact on estimated future gross profits assuming the unrealized gains or losses on securities had been realized at year-end. The impact of any such adjustments is included in net unrealized gains (losses) in accumulated other comprehensive income. DAC is reviewed annually to determine recoverability from future income and, if not recoverable, it is immediately expensed.

      f) POLICYHOLDER LIABILITIES AND ACCRUALS

         Policyholder liabilities equal the policyholder account value for the fixed portion of annuity contracts and for investment pension contracts with no substantial mortality risk. Account values are increased for deposits received and interest credited and are reduced by withdrawals. For traditional non-participating life insurance policies, policyholder liabilities are computed using the net level premium method and are based upon estimates as to future mortality, persistency, maintenance expenses and interest rate yields that are applicable in the year of issue. The assumptions include a provision for the risk of adverse deviation.

      g) SEPARATE ACCOUNTS

         Separate account assets and liabilities that are reported in the accompanying balance sheets represent investments in MIT, which are mutual funds that are separately administered for the exclusive benefit of the policyholders of the Company and its affiliates, or open-end investment management companies offered and managed by unaffiliated third parties, which are mutual funds that are separately administered for the benefit of the Company's policyholders and other shareholders. These assets and liabilities are reported at fair value. The policyholders, rather than the Company, bear the investment risk. The operations of the separate accounts are not included in the accompanying financial statements. Fees charged on separate account policyholder funds are included in revenues.

      h) REVENUE RECOGNITION

         Fee income from separate accounts, annuity contracts and investment pension contracts consists of charges for mortality, expenses and surrender and administration charges that have been assessed against the policyholder account balances. Premiums on traditional non-participating life insurance policies are recognized as revenue when due and currently are included in Fees from Separate Accounts and Policyholder Liabilities in the statements of income. Investment income is recorded as revenue when due.

      i) POLICYHOLDER BENEFITS AND CLAIMS

         Benefits for annuity contracts and investment pension contracts include interest credited to policyholder account balances and benefit claims incurred during the period in excess of policyholder account balances.

      j) INCOME TAXES

         Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that likely will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

3.       INVESTMENTS AND INVESTMENT INCOME

      a) FIXED MATURITY SECURITIES

         At December 31, 1998 and 1997, all fixed maturity securities have been classified as available-for-sale and reported at fair value. The amortized cost and fair value are summarized as follows:

                                                                    GROSS           GROSS
                                             AMORTIZED COST      UNREALIZED       UNREALIZED          FAIR VALUE
        AS AT DECEMBER 31,                                          GAINS           LOSSES
        ($ thousands)                        1998       1997      1998    1997   1998    1997        1998      1997
        ------------------------------- ----------- ---------- -------- ------- ------- ------- ---------- ---------
        U.S. government                 $  11,018   $  7,422   $   591  $  284    ($15) $       $  11,594  $  7,706
                                                                                             -
        Corporate securities               99,696    108,682     3,321   1,879     (35)    (23)   102,982   110,538
        Mortgage-backed securities          6,680      5,016       125      69     (21)      -      6,784     5,085
        Foreign governments                 2,449          -       111       -       -       -      2,560         -
        States/political subdivisions       1,059      5,594       109     228       -       -      1,168     5,822
        ------------------------------- ----------- ---------- -------- ------- ------- ------- ---------- ---------
        Total fixed maturity securities $ 120,902   $126,714   $ 4,257  $2,460    ($71)   ($23) $ 125,088  $129,151
        ------------------------------- ----------- ---------- -------- ------- ------- ------- ---------- ---------

         Proceeds from sales of fixed maturity securities during 1998 were $17,985 (1997 $45,217; 1996 $6,559). Gross gains of $715 and gross losses of $2 were realized on those sales (1997 $772 and $6; 1996 $91 and $2 respectively).

         The contractual maturities of fixed maturity securities at December 31, 1998 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Corporate requirements and investment strategies may result in the sale of investments before maturity.

         ($ thousands)                                                    AMORTIZED COST           FAIR VALUE
         -----------------------------------------------------------------------------------------------------------
         FIXED MATURITY SECURITIES
            One year or less                                                  $ 13,083               $13,117
            Greater than 1; up to 5 years                                       61,861                63,525
            Greater than 5; up to 10 years                                      21,812                22,807
            Due after 10 years                                                  17,466                18,855
            Mortgage-backed securities                                           6,680                 6,784
         -----------------------------------------------------------------------------------------------------------
         TOTAL FIXED MATURITY SECURITIES                                      $120,902              $125,088
         -----------------------------------------------------------------------------------------------------------



        Fixed maturity securities with a fair value of $410 and $414 at December 31, 1998 and 1997, respectively, were on deposit with, or in custody accounts on behalf of, New York State Insurance Department to satisfy regulatory requirements.

      b) Investment Income

         Income by type of investment was as follows:

         FOR THE YEARS ENDED DECEMBER 31
         ($ thousands)                                              1998               1997              1996
         -----------------------------------------------------------------------------------------------------------
         Fixed maturity securities                                $8,338            $ 6,343            $4,476
         Other invested assets                                       830
         Short-term investments                                      762                477               873
         -----------------------------------------------------------------------------------------------------------
         Gross investment income                                   9,930              6,819             5,349
         -----------------------------------------------------------------------------------------------------------
         Investment expenses                                        (144)              (102)             (125)
         -----------------------------------------------------------------------------------------------------------
         NET INVESTMENT INCOME                                    $9,786            $ 6,717            $5,224
         -----------------------------------------------------------------------------------------------------------

4.       DEFERRED ACQUISITION COSTS

         The components of the change in DAC were as follows:

         FOR THE YEARS ENDED DECEMBER 31

         ($ thousands)                                               1998                1997             1996
         ----------------------------------------------- -------------------- ------------------- ------------------
         Balance at January 1,                                $    28,364         $    20,208       $     15,919
         Capitalization                                            14,515              11,684            7,224
         Amortization                                             (4,849)             (3,393)           (2,319)
         Effect of net unrealized gains
              on securities available for sale                    (1,199)                (135)             (616)
         ----------------------------------------------- -------------------- ------------------- ------------------
         BALANCE AT DECEMBER 31                               $    36,831         $    28,364       $   20,208
         ----------------------------------------------- -------------------- ------------------- ------------------


         To date, the DAC balance is primarily attributable to the Annuities segment.

5.       INCOME TAXES

         The components of income tax expense were as follows:
         FOR THE YEARS ENDED DECEMBER 31
         ($ thousands)                                               1998               1997               1996
         ----------------------------------------------------- ----------------- ----------------- -----------------
         Current expense (benefit)                              $    (577)              $339               $613
         Deferred expense (benefit)                                 1,153                (29)               220
         ----------------------------------------------------- ----------------- ----------------- -----------------
         TOTAL EXPENSE                                          $    576                $310               $833
         ----------------------------------------------------- ----------------- ----------------- -----------------



         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability are as follows:

         -----------------------------------------------------------------------------------------------------------
         AS AT DECEMBER 31
         ($ thousands)                                                             1998                  1997
         -----------------------------------------------------------------------------------------------------------
         DEFERRED TAX ASSETS:
            Asset reserves                                                 $        389              $     92
         -----------------------------------------------------------------------------------------------------------
         Total deferred tax assets                                                  389                    92
         -----------------------------------------------------------------------------------------------------------
         DEFERRED TAX LIABILITIES:
            Deferred acquisition costs                                           (2,203)               (1,135)
            Reserves                                                                                       (4)
            Unrealized gains on securities available-for-sale                      (784)                 (589)
            Other                                                                (1,017)                 (633)
         -----------------------------------------------------------------------------------------------------------
         Total deferred tax liabilities                                          (4,004)               (2,361)
         -----------------------------------------------------------------------------------------------------------
         NET DEFERRED TAX LIABILITY                                        $     (3,615)          $    (2,269)
         -----------------------------------------------------------------------------------------------------------

         The Company participates as a member of the MWL affiliated group, filing a consolidated federal income tax return. The Company files a separate New York State return.

         The method of allocation between the companies is subject to a tax sharing agreement under which the tax liability is allocated to each member of the group on a pro-rata basis based on the relationship that the member's tax liability (computed on a separate return basis) bears to the tax liability of the consolidated group. The tax charge to the Company will not be more than the Company would have paid on a separate return basis. Settlement of taxes are made through an increase or reduction to the payable to parent, subsidiaries and affiliates which is settled periodically.

         The Company made estimated tax payments of $1,121 in 1998 and $531 and $0 in 1997 and 1996, respectively.

6.       Shareholder's Equity

         The Company has one class of common stock:

         AS AT DECEMBER 31:
         ($ thousands)                                                                       1998              1997
         --------------------------------------------------------------------- ------------------- -----------------
         Authorized, issued and outstanding:
             2,000,000 Common shares, Par value $1                                         $2,000            $2,000
         --------------------------------------------------------------------- ------------------- -----------------


         The net assets of the Company available for the Parent as dividends are generally limited to and cannot be made except from earned statutory-basis profits. The maximum amount of dividends that may be paid by life insurance companies without prior approval of the New York Insurance Commissioner is subject to restrictions relating to statutory surplus and net gain from operations on a statutory basis.

         The aggregate statutory capital and surplus of the Company at December 31, 1998 was $62,881 (1997 $68,336). The aggregate statutory net income
         (loss) of the Company for the year ended 1998 was ($5,678) (1997 ($1,562); 1996 $231). State regulatory authorities prescribe statutory accounting practices that differ in certain respects from generally accepted accounting principles followed by stock life insurance companies. The significant differences relate to investments, deferred acquisition costs, deferred income taxes, non-admitted asset balances and reserves.

7.       REINSURANCE

         The Company has entered into reinsurance agreements with various reinsurers to reinsure any face amounts in excess of $100 for its traditional non-participating insurance products. The Company remains liable for amounts ceded in the event that reinsurers do not meet their obligations. To date, there have been no reinsurance recoveries under these agreements.

8.       RELATED-PARTY TRANSACTIONS

         The Company utilizes various services administered by Manulife Financial and affiliates such as legal, personnel, investment accounting and other corporate services. Prior to October 1, 1997, Manulife Financial and MNA charged the Company for those services. In the first nine months of 1997 and for the full year 1996, Manulife Financial and MNA charged the Company approximately $623 and $661, respectively. Effective October 1, 1997, pursuant to a revised plan of operations, all intercompany expenses were billed through Manulife Financial. For the year ended December 31, 1998 and for the fourth quarter of 1997, Manulife Financial billed the Company expenses of $4,685 and $869, respectively. At December 31, 1998 and 1997, the Company had a net liability to Manulife Financial of $2,372 and $2,977, respectively, for those services.

         For the nine months ended September 30, 1997 and for the full year 1996, the Company paid underwriting commissions to NASL Financial of $8,421 and $7,050, respectively. NASL Financial then reimbursed WLA for promotional agent services. Effective October 1, 1997, MSS replaced NASL Financial as underwriter. Thereafter, all commissions were paid to MSS by the Company, and WLA marketing services expenses were paid by Manulife Financial who was then reimbursed by the Company. Underwriting commissions and marketing services expense of $17,838 and $4,431, respectively, were incurred during the year ended December 31, 1998 and the fourth quarter of 1997. At December 31, 1998 and 1997, the Company had a net liability of $799 and $1,368, respectively, for these services.

         The financial statements have been prepared from the records maintained by the Company and may not necessarily be indicative of the financial conditions or results of operations that would have occurred if the Company had been operated as an unaffiliated corporation (see also Notes 1, 5, 10 and 13 for additional related-party transactions).


9.       BORROWED MONEY

         The Company has an unsecured line of credit with State Street Bank and Trust in the amount of $5,000, bearing interest at the bank's money market rate plus 50 basis points. There were no outstanding advancements under the line of credit at December 31, 1998 and 1997.

10.      EMPLOYEE BENEFITS

      a) RETIREMENT PLAN

         Prior to July 1, 1998, the Company and MNA participated in a non-contributory defined benefit pension plan (the " Nalaco Plan") sponsored by Manulife Financial, covering its employees. A similar plan (the "Manulife Plan") also existed for ManUSA. Both plans provided pension benefits based on length of service and final average earnings. Vested benefits are fully funded; current pension costs are funded as they accrue.

         Effective July 1, 1998, the Nalaco Plan was merged into the Manulife Plan as approved by the Board of Directors of Manulife Financial. The merged plan was then restated as a cash balance pension plan entitled, "The Manulife Financial U.S. Cash Balance Pension Plan" ("Cash Balance Plan"). Participants in the two prior plans ceased accruing benefits under the old plan effective June 30, 1998, and became participants in the Cash Balance Plan on July 1, 1998. Also effective July 1, ManUSA became the sponsor of the Cash Balance Plan. Each participant who was a participant in one of the prior plans received an opening account balance equal to the present value of their June 30, 1998 accrued benefit under the prior plan, using Pension Benefit Guaranty Corporation rates. Future contribution credits under the Cash Balance Plan vary by service, and interest credits are a function of interest rate levels. Pension benefits are provided to participants after three years of vesting service, and the normal retirement benefit is actuarially equivalent to the cash balance account at normal retirement date. The normal form of payment under the Cash Balance Plan is a life annuity with various optional forms available.

         Actuarial valuation of accumulated plan benefits are based on projected salaries and best estimates of investment yields on plan assets, mortality of participants, employee termination and ages at retirement. Pension costs relating to current service and amortization of experience gains and losses are amortized to income over the estimated average remaining service lives of the participants. No pension expense was recognized by the sponsor in 1998, 1997, or 1996 because the plan was subject to the full funding limitation under the Internal Revenue Code.

         At December 31, 1998, the projected benefit obligation based on an assumed interest rate of 6.5% was $51,757. The fair value of plan assets invested in ManUSA's general fund deposit administration insurance contracts and in an investment portfolio of equities and fixed income securities managed by an affiliate were $52,541 and $32,145, respectively.

      b) 401(k) PLAN

         Prior to July 1, 1998, the Company also participated in a defined contribution plan sponsored by MNA, the North American Security Life 401(k) Savings Plan, which was subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). A similar plan, the Manulife Financial 401k Savings Plan, also existed for employees of ManUSA. These two plans were effectively merged on July 1, 1998 into one defined contribution plan sponsored by ManUSA, as approved by the Board of Directors on March 26, 1998. The Company's costs associated with the plan were charged to the Company and were not material.

      c) POSTRETIREMENT BENEFIT PLAN

         In addition to the retirement plan, the Company participates in the postretirement benefit plan of ManUSA which provides retiree medical and life insurance benefits to those who have attained age 55 with 10 or more years of service. The plan provides the medical coverage for retirees and spouses under age 65. When the retirees or the covered dependents reach age 65, Medicare provides primary coverage and the plan provides secondary coverage. There is no contribution for post-age 65 coverage, and no contributions are required for retirees for life insurance coverage. The plan is unfunded.

         The postretirement benefit cost to the Company, which includes the expected cost of postretirement benefits for newly eligible employees and for vested employees, interest cost, and gains and losses arising from differences between actuarial assumptions and actual experience, is accounted for by the plan sponsor, ManUSA.

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values and estimated fair values of the Company's financial instruments at December 31, 1998 were as follows:


                                                     December 31, 1998                     December 31, 1997
                                       -----------------------------------------------------------------------------
                                               CARRYING              FAIR             CARRYING              FAIR
                                                 VALUE              VALUE               VALUE              VALUE
                                       -----------------------------------------------------------------------------
        Assets:
        Fixed maturity securities             $125,088           $125,088            $129,151            $129,151
        Short-term investments                  10,032             10,032               9,998               9,998
        Policy loans                               552                552                 398                 398
        Cash and cash equivalents                5,946              5,946               1,431               1,431


        Liabilities:
        Policyholder liabilities and
        accruals                                94,492             91,113              86,611              81,715

         The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments:

         Fixed Maturity Securities: Fair values for fixed maturity securities are obtained from an independent pricing service.

         Short-Term Investment and Cash and Cash Equivalents: Carrying values approximate fair values.

         Policy Loans:  Carrying values approximate fair values.

         Policyholder Liabilities and Accruals: Fair values of the Company's liabilities under contracts not involving significant mortality risk (deferred annuities) are estimated to be the cash surrender value, or the cost the Company would incur to extinguish the liability.


12.      LEASES

         The Company leases office space under an operating lease agreement which expires in 1999 and is subject to a renewal option at market rates prevailing at the time of renewal. For the years ended December 31, 1998 and 1997, the Company incurred rent expense of $95 and $84, respectively. The minimum lease payments associated with the office space are $61 in 1999.

13.      CAPITAL MAINTENANCE AGREEMENT

         Pursuant to a capital maintenance agreement and subject to regulatory approval, Manulife Financial has agreed to maintain the Company's statutory capital and surplus at a specified level and to ensure that sufficient funds are available for the timely payment of contractual obligations.

14.      CONTINGENCIES

         The Company is subject to various lawsuits that have arisen in the course of its business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position of the Company.

15.      UNCERTAINTY DUE TO THE YEAR 2000 RISK (UNAUDITED)

         The Year 2000 risk is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The effects of the Year 2000 risk may be experienced before, on, or after January 1, 2000 and, if not addressed, could result in systems failures or miscalculations causing disruptions of normal business operations. It is not possible to be certain that the Company's Year 2000 program will fully resolve all aspects of the Year 2000 risk, including those related to third parties.

         A full discussion of the Company's Year 2000 program and Year 2000 review is contained in the Management's Discussion and Analysis Section of the Company's Annual Report on Form 10-K.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

PART III

Item 10 - Directors and Executive Officers of the Registrant (also referred to as the "Company")

The directors and executive officers of the Company, together with their principal occupations during the past five years, are as follows:

                            Position with
Name                        the Company       Principal Occupation

Bruce Avedon                Director*         Director,  MNY,  March 1992 to
Age: 70                                       present;  Consultant  (self-
                                              employed) September 1983 to
                                              present.
Thomas Borshoff             Director*         Director, MNY, February 1999 to
Age: 51                                       present; Self-employed,  Real
                                              Estate Owner/Manager;  Chief
                                              Executive Officer and Chairman,
                                              First Federal Savings  and  Loan
                                              of  Rochester, 1983 to 1997.
John D. DesPrez III         Director*         Executive  Vice  President,  U.S.
Age: 42                                       Operations,  Manulife  Financial,
                                              January 1999 to present; Director,
                                              WLA,  October 1996 to present;
                                              Director,    September   1996   to
                                              present and Chairman of the Board,
                                              January  1999 to present,  of MNA;
                                              President,  MNA, September 1996 to
                                              December  1998;   President,   MIT
                                              September 1996 to present;  Senior
                                              Vice  President,  U.S.  Annuities,
                                              Manulife Financial, September 1996
                                              to December 1998;  Vice President,
                                              Mutual Funds,  Manulife Financial,
                                              January  1995 to  September  1996;
                                              Director,  MWL,  December  1995 to
                                              present;   Director,   Wood  Logan
                                              Distributors,    March   1993   to
                                              present; President, North American
                                              Funds,  March  1993  to  September
                                              1996; Director, MNY, March 1992 to
                                              present; Vice President, Secretary
                                              and General Counsel,  MNA, January
                                              1991 to June 1994.
Ruth Ann Flemming           Director*         Director, MNY, March 1992 to
Age: 40                                       present;  Attorney,  consulting
                                              services and pro bono activities.
Tracy A. Kane               Secretary and     Secretary  and  Counsel,  MNY, May
Age: 37                     Counsel           1994 to present;  Assistant  Vice
                                              President and Senior Counsel, MNA,
                                              April 1993 to present;  Counsel,
                                              Fidelity  Investments,   prior  to
                                              April 1993.
Theodore F. Kilkuskie       Director*         Senior Vice President,  U.S.
Age: 43                                       Annuities,  Manulife Financial,
                                              January 1999 to present;
                                              President, MNA, January 1999 to
                                              present;  Director, MNY,  November
                                              1997  to  present; Senior   Vice
                                              President,    U.S. Individual
                                              Insurance,   Manulife Financial,
                                              August 1998 to December 1998;
                                              Director,  The Manufacturers Life
                                              Insurance  Company of America
                                              ("ManAmerica"),    May   1996   to
                                              present; Director, MWL, April 1996
                                              to present;  Vice President,  U.S.
                                              Individual   Insurance,   Manulife
                                              Financial,  June 1995 to  February
                                              1998;  Executive  Vice  President,
                                              Mutual  Fund  Sales  &  Marketing,
                                              State     Street     Research    &
                                              Management,  March  1994  to  June
                                              1995.

                            Position  with
Name                        the Company       Principal Occupation

David W. Libbey             Treasurer         Vice President,  Treasurer and
Age: 52                                       Chief Financial Officer, MNA,
                                              December 1997 to present;
                                              Treasurer,  MNY,  November 1997 to
                                              present;  Vice President, Finance,
                                              MNA, June 1997 to December 1997;
                                              Vice President,Finance, Annuities,
                                              Manulife Financial,  June 1997 to
                                              present; Vice President & Actuary,
                                              Paul Revere Insurance Group, June
                                              1970 to March 1997.
A. Scott Logan              Director* and     Director and  President,  MNY,
Age: 59                     President         February 1998 to present;
                                              Director, MWL, December 1995 to
                                              present;  Director,  Wood Logan
                                              Distributors, July 1990 to present;
                                              Director and President, WLA, August
                                              1986  to present.
James O'Malley              Director*         Senior Vice President,  U.S.
Age: 52                                       Pensions,  Manulife Financial,
                                              January 1999 to present; Director,
                                              MNY, November 1998 to present;
                                              Director, ManAmerica,   November
                                              1998  to present;  Vice President,
                                              Systems New  Business  Pensions,
                                              Manulife Financial, 1984 to
                                              December 1998.
Neil M. Merkl, Esq.         Director*         Director, MNY, December 1995 to
Age: 67                                       present; Attorney (self-employed),
                                              April 1994 to present; Attorney,
                                              Wilson Elser, 1979 to 1994.
John Richardson             Director and      Senior Executive Vice President,
Age: 61                     Chairman of       Manulife  Financial,  January 1999
                            the Board of      to present;  Executive Vice
                            Directors*        President,  U.S.  Operations,
                                              Manulife Financial,  November 1997
                                              to December  1998; Chairman of the
                                              Board, MWL, April 1997 to present;
                                              Director,  March 1997 to present
                                              and Chairman of the Board,  March
                                              1997  to  December  1998,   MNA;
                                              Director and Chairman of the Board,
                                              MNY, November  1996  to   present;
                                              Director,  MWL,  December  1995 to
                                              present;  Director and Chairman of
                                              the  Board,  ManAmerica,   January
                                              1995  to   present;   Senior  Vice
                                              President  and  General   Manager,
                                              U.S.     Operations,      Manulife
                                              Financial, January 1995 to October
                                              1997;  Senior Vice  President  and
                                              General     Manager,      Canadian
                                              Operations,   Manulife  Financial,
                                              June 1992 to December 1994.
James K. Robinson           Director*         Director,  MNY,  March  1992  to
Age: 71                                       present;   Retired;  Attorney  and
                                              Assistant Secretary, Eastman Kodak
                                              Company, 1958 to 1991.
John G. Vrysen              Vice              Chief  Financial  Officer  and
Age: 43                     President  and    Treasurer,   MWL,  January  1996
                            Chief Actuary     to present;   Vice  President  and
                                              Chief   Financial   Officer,  U.S.
                                              Operations,    Manulife Financial,
                                              January 1996 to present; Appointed
                                              Actuary, ManAmerica,  May 1996  to
                                              present; Director,  MWL,  December
                                              1995 to present; Vice President and
                                              Chief Actuary, MNY, March 1992  to
                                              present; Director, MNY, March 1992
                                              to February  1998;  Vice President
                                              and Chief  Actuary,  MNA,  January
                                              1986 to present.


Item 11 - Executive Compensation of the Registrant

The Company's executive officers may also serve as officers of one or more of Manulife Financial's affiliates. Allocations have been made as to such officers' time devoted to duties as executive officers of the Company. The following table shows the allocated compensation paid or awarded to or earned by MNY's Chief Executive Officer for services provided to MNY. No other executive officer had allocated cash compensation in excess of $100,000.

                                                      Summary Compensation Table

-------------------- ------- ---------- ---------- -------------- ----------- ------------- --------- --------------
Name and Principal   Year    Salary     Bonus      Other Annual   Restricted  Securities    LTIP      All Other
Position                                           Compensa-tion  Stock       Underlying    Payout    Compensa-tion
                                                                  Award(s)    Options/

                                                                              SARs
-------------------- ------- ---------- ---------- -------------- ----------- ------------- --------- --------------
-------------------- ------- ---------- ---------- -------------- ----------- ------------- --------- --------------
A.   Scott   Logan,  1998    $95,219    N/A        N/A            N/A         N/A           N/A       N/A
President1


1 Mr. Logan is an employee of Wood Logan Associates Inc. which is a partially owned subsidiary of Manulife Financial and a portion of his salary is allocated to MNY which is disclosed above. Therefore, Mr. Logan does not participate in Manulife Financial's compensation programs or The Manufacturers Life Insurance Company (U.S.A.) retirement plans. Employees of MNY participate in the compensation programs described below.

The Management Resources and Compensation Committee (the "Committee") of the Board of Directors is comprised of six external directors. The Committee's principal mandate is to approve the appointment, succession and remuneration of Manulife Financial's Executive Vice Presidents and Senior Vice Presidents, including the Named Executive Officers. For the President and Chief Executive Officer of Manulife Financial, the Committee makes compensation recommendations that are then approved by the entire Board. The Committee also approves the compensation programs for all other officers as well as the annual review of the Annual Incentive Plan awards and Long-Term Incentive Plan grants for all officers of Manulife Financial and it's subsidiaries.

In addition to the annual reviews, the Committee approves any major changes to all policies which are designed to attract, retain, develop and motivate employees and all pension plans of Manulife Financial and it's subsidiaries.

Manulife Financial's executive compensation policies are designed to recognize and reward individual performance as well as provide a total compensation package which is competitive with the median of Manulife Financial's comparator group, which is comprised of Schedule I banks and major life insurance companies. Further, Manulife ensures that its compensation levels are competitive within local markets outside of Canada.

Manulife Financial's executive compensation program is comprised of three key components; base salary, annual incentives and long-term incentives. Officers of MNY participate in the following Manulife Financial compensation programs.

SALARY

The Committee approves the salary ranges and salary increase levels for all of Manulife Financial's Executive and Senior Vice Presidents individually, and all Vice Presidents as a group, based on competitive industry data for all markets in which Manulife Financial operates. Salary increases for Manulife Financial's officers have been consistent with the salary increase programs approved for all employees.

In establishing Manulife Financial's competitive position and developing annual salary increase programs, Manulife uses several annual surveys as prepared by independent compensation consulting firms with reference to publicly disclosed information.

ANNUAL INCENTIVE PLAN

Manulife Financial's Annual Incentive Plan ("AIP") provides executive officers of Manulife Financial with the opportunity to earn incentive bonuses based on the achievement of pre-established corporate and divisional earnings objectives and divisional and individual performance objectives.

The Committee and management periodically review the design of the incentive plan to ensure that it: (i) is competitive with Manulife Financial's comparator groups; (ii) supports, and aligns, with Manulife Financial's strategic objectives; and (iii) recognizes and rewards individual contributions and value creation.

In conducting these reviews, Manulife Financial obtains advice from independent, external consultants.

The AIP uses earnings and performance measures to determine awards with predetermined thresholds for each component as approved by the Committee annually. Incentive awards are established for each participant based on organizational level. Incentive award levels range from 12% to 60% of base salary assuming achievement of targeted performance objectives. When corporate and divisional performance objectives are significantly exceeded, a participant can receive incentive awards ranging from 30% to 150% of base salary. If corporate and divisional performance objectives are below targeted performance, the incentive awards are adjusted downward according to plan guidelines. The Named Executive Officers participate in the AIP on the same basis as all other officers.

LONG-TERM INCENTIVE PLAN


-----------------------------------------------------------------------------------------------
                                                     Estimated Future Payouts Under
                                                 Non-Securities-Price-Based Plans (US $)
       Name            Securities     Performance or   Threshold  Target ($ or #)  Maximum
                     Units or Other    Other Period    ($ or #)                    ($ or #)
                       Rights (#)         Until
                                      Maturation or
                                          Payout
-----------------------------------------------------------------------------------------------

  A. Scott Logan          N/A              N/A            N/A           N/A            N/A

-----------------------------------------------------------------------------------------------


Manulife Financial's Board of Directors approved the implementation of a Long-Term Incentive Plan ("LTIP") effective April 1, 1994. All employees at the Vice President level and above are eligible to participate in the LTIP.

The purpose of the LTIP is to encourage executive officers to act in the long-term interests of Manulife Financial and to provide an opportunity to share in value creation as measured by changes in Manulife Financial's statutory surplus. The LTIP is an appreciation rights plan which requires that a substantial portion of any accumulated gain remain invested with Manulife during the participant's career with Manulife Financial.

The Committee reviews the LTIP on an annual basis having regard to Manulife Financial's performance, targeted growth and competitive position. The Committee approves grants on a prospective basis considering management's recommendations for participation, size and terms of grant.

Grants of appreciation rights are generally made to participants in the LTIP each year. The number of appreciation rights granted to participants is determined based on the net present value of the potential payout represented by the appreciation rights, assuming that Manulife Financial's surplus grows at a targeted rate. Appreciation rights are granted such that this net present value represents between 20% and 115% of the participant's salary level on the date of grant

PERQUISITES

In addition to cash compensation, all officers are entitled to a standard benefit package including medical, dental, basic and dependent life insurance, long and short-term disability coverage and defined contribution or defined benefit plan.

US domiciled officers at the Vice President levels and above are provided with an automobile and parking benefit, cellular telephone and computer. The automobile benefit covers insurance and maintenance. There are no other benefit packages which currently enhance overall compensation by more than 10%.

Canadian domiciled officers at the Vice President levels and above are eligible to receive the Executive Flexible Spending Account. The objective of the program is to assist and encourage the executive officers to represent the interests and high standards of Manulife Financial, both from a business and a personal perspective. The program's flexibility allows use of the allowance for benefit choices from a comprehensive list of options, including: car, mortgage subsidy and club memberships.

US RETIREMENT PLANS

With the integration of the Manulife Financial and North American Life operations, a review of the retirement programs for the employees in the United States was conducted in 1998. As a result of this review, effective July 1, 1998, (i) the two defined benefit pension plans (The Manulife Financial United States Salaried Employees Pension Plan and the North American Life Staff Pension Fund 1948 for United States Members) were merged and converted to a Cash Balance Plan, entitled "The Manulife Financial U.S. Cash Balance Plan"; (ii) the Supplemental Pension Plan for United States Salaried Employees of Manufacturers Life Insurance Company was converted into a Cash Balance Supplemental Plan, entitled "The Manulife Financial U.S. Supplemental Cash Balance Plan"; and,
(iii) the two 401(k) plans (The Manulife Financial 401(k) Savings Plan and the North American Security Life 401(k) Savings Plans) were merged and restated into The Manulife Financial U.S. 401(k) Savings Plan.

The executives of MNY are eligible to participate in the three restated retirement plans as sponsored by ManUSA.

The Manulife Financial Cash Balance Plan

To implement the conversion to the Cash Balance Plan, participants in the two former defined benefit plans were provided with opening account balances equal to the value of their accrued benefit under their respective prior plan participation as at June 30, 1998, using interest rate assumption equal to the Pension Benefit Guaranty Corporation (PBGC) rate for 1998.

Under this plan, which is a defined benefit plan, a separate account is established for each participant. The account receives company contribution credits based on vesting service and earnings as outlined in the table below. The account earns semi-annual interest credits based on the yield of one-year Treasury bills plus half a percentage point, subject to a minimum interest credit of 5.25%. The yearly maximum amount of eligible pay allowed under the qualified plan is $160,000 for 1998. Employees are vested after 3 years of vesting service. Normal retirement age is 65. Pension benefits are provided to those who terminate after three years of vesting service, and the normal retirement benefit is actuarially equivalent to the cash balance account at normal retirement date. Early benefits are actuarially equivalent to the normal retirement benefits but are subsidized for participants who were age 45 and 5 or more years of vesting service on July 1, 1998 and who terminate employment after attaining age 50 and completing 10 years of service. For these grandfathered participants, the prior early retirement factors under the Manulife Plan apply. The normal form of payment under the Cash Balance Plan is a life annuity, with various optional forms available, including a lump sum equal to the cash balance account.

                  Company Contribution Credits


YEARS OF VESTING SERVICE                    PERCENTAGE OF ELIGIBLE PAY

Less than 6                                           4%
6, but less than 11                                   5%
11, but less than 16                                  7%
16, but less than 21                                  9%
21 or more                                           11%


Projected Cash Balance Plan pension benefits at age 65 payable as an annual life annuity.

--------------------------------------------------------------------------------
                          Years of Service
--------------------------------------------------------------------------------
Renumeration ($)          15           20          25          30          35
--------------------------------------------------------------------------------
                           $           $            $           $           $
--------------------------------------------------------------------------------
      $150,000          16,960       30,178      49,664      76,018      111,659
--------------------------------------------------------------------------------
       175,000          18,090       32,190      52,975      81,086      119,103
--------------------------------------------------------------------------------
       200,000          18,090       32,190      52,975      81,086      119,103
--------------------------------------------------------------------------------
       225,000          18,090       32,190      52,975      81,086      119,103
--------------------------------------------------------------------------------
       250,000          18,090       32,190      52,975      81,086      119,103
--------------------------------------------------------------------------------
       300,000          18,090       32,190      52,975      81,086      119,103
--------------------------------------------------------------------------------
       400,000          18,090       32,190      52,975      81,086      119,103
--------------------------------------------------------------------------------
       500,000          18,090       32,190      52,975      81,086      119,103
--------------------------------------------------------------------------------


The Manulife Financial U.S. Supplemental Cash Balance Plan

In addition to their pension plan benefits, executives are eligible for benefits under The Manulife Financial U.S. Supplemental Cash Balance Plan. This is a non-contributory, non-qualified plan, the purpose of which is to provide the executives with the same level of retirement benefits they would have been entitled to but for the limitations prescribed for qualified plans under the Internal Revenue Code. Opening account balances were established using the same method as The Manulife Financial U.S. Cash Balance Plan. During the period of an executive's active participation in the plan, annual company contributions are made with respect to the portion of the executives earnings which is in excess of $160,000 for 1998 as outlined below with interest credited under this plan at the same rate as provided under the Cash Balance Plan. In addition, a one time contribution may be made for a participant if it is determined at the time of their termination of employment, that the participant's pension benefit under the Cash Balance Plan is limited by Internal Revenue Code Section 415. Together, these contributions serve to restore to the participant the benefit that they would have been entitled to under the Cash Balance Plan's benefit formula but for the limitations, in Internal Revenue Code Sections 401(a) (17) and 415. Benefits are provided to those who terminate after three years. The default form of payment under the plan is a lump sum, although participants may elect to receive payment in the form of an annuity provided that such election is made within the time period prescribed in the plan.

Complete Years of Cash
Balance Service Credits as of               Percentage of Eligible Pay          Percentage of Eligible Pay
December 31st                                    up to $200,000                       over $200,000

Less than 6                                           4%                                4%
6, but less than 11                                   5%                                5%
11, but less than 16                                  7%                                5%
16, but less than 21                                  9%                                5%
21 or more                                           11%                                5%


Projected Supplemental pension benefits at age 65 payable as an annual life annuity

--------------------------------------------------------------------------------
                          Years of Service
--------------------------------------------------------------------------------
Renumeration ($)          15           20          25          30          35
--------------------------------------------------------------------------------
                           $           $            $           $           $
--------------------------------------------------------------------------------
      $150,000             0           0            0           0           0
--------------------------------------------------------------------------------
       175,000           1,696       3,018        4,966       7,602      11,166


--------------------------------------------------------------------------------
       200,000           4,523       8,048       13,244      20,271      29,776
--------------------------------------------------------------------------------
       225,000           7,081       12,178      19,501      29,404      42,797
--------------------------------------------------------------------------------
       250,000           9,639       16,309      25,757      38,536      55,818
--------------------------------------------------------------------------------
       300,000          14,756       24,570      38,271      56,801      81,861
--------------------------------------------------------------------------------
       400,000          24,990       41,092      63,298      93,330      133,946
--------------------------------------------------------------------------------
       500,000          35,224       57,615      88,325      129,859     186,031
--------------------------------------------------------------------------------


Projected Cash Balance and Supplemental pension benefits at age 65 payable as an annual annuity.

--------------------------------------------------------------------------------
                          Years of Service
--------------------------------------------------------------------------------
Renumeration ($)          15           20          25          30          35
--------------------------------------------------------------------------------
                           $           $            $           $           $
--------------------------------------------------------------------------------
      $150,000          16,960       30,178      49,664      76,018      111,659
--------------------------------------------------------------------------------
       175,000          19,786       35,208      57,941      88,688      130,269
--------------------------------------------------------------------------------
       200,000          22,613       40,238      66,219      101,357     148,879
--------------------------------------------------------------------------------
       225,000          25,171       44,368      72,476      110,490     161,900
--------------------------------------------------------------------------------
       250,000          27,729       48,499      78,732      119,622     174,921
--------------------------------------------------------------------------------
       300,000          32,846       56,760      91,246      137,887     200,964
--------------------------------------------------------------------------------
       400,000          43,080       73,282      116,273     174,416     253,049
--------------------------------------------------------------------------------
       500,000          53,314       89,805      141,300     210,945     305,134
--------------------------------------------------------------------------------

The Manulife Financial U.S. 401(k) Savings Plan

In addition to the above, plans a 401(k) Savings Plan is also offered. The plan allows employees of MNY to contribute on a pre-tax basis 1% to 15% of their earnings up to the yearly limit of $160,000 for 1998. The yearly maximum an employee can contribute is $10,000 for 1998. The company matches 50% of the first 6% of contributions. Employees become 100% vested in the employer matching contributions as outlined in the vesting schedule below. Additionally they become 100% vested if they retire on or after age 65, become disabled or die.

         Years of Vesting Service                    Vested Percentage

         Less than 2 years                                      0%
         2 years but less than 3                               50%
         3 years and thereafter                               100%


CANADIAN RETIREMENT PLAN

Executive officers domiciled in Canada, and certain executive officers formerly domiciled in Canada, are eligible to participate in Manulife Financial's Canadian Staff Pension Plan and to receive supplemental pension benefits under Manulife Financial's supplemental retirement income program. Under these plans, income is payable for the life of the executive officer, with a guarantee of a minimum of 120 monthly payments. If the executive officer is married, the income is actuarially adjusted to a joint and survivor pension which pays a set amount during the life of the executive officer. Upon the death of the executive officer, this amount is reduced by one-third and is payable for the life of the spouse (provided that in no event is this amount reduced prior to 60 months from the date of retirement).

Pensionable earnings for this purpose are calculated as the highest average of the base earnings and bonuses earned over any 36 consecutive months. The pension benefit is determined by years of service multiplied by the sum of 1.3% of pensionable earnings up to the average of the last three years maximum pensionable earnings ("YMPE") plus 2.0% of the excess of pensionable earnings over the average YMPE, without regard to the maximum pension limit for registered pension plans imposed by Revenue Canada.

Employees hired after the age of 40 who become executive officers at the vice president level and above within one year of hire may also receive additional service credits equal to their actual period of service, to a maximum of 10 years.

The following table sets forth the aggregate standard annual benefits payable to executive officers under Manulife Financial's Canadian Staff Pension Plan and supplemental retirement income program.

------------------------------------------ ===================================================================================
                                                                            Years of Service
                                           ===================================================================================
              Remuneration                        15                20              25               30              35
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============
                    $                              $                $                $               $               $
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============
                 125,000                              34,978          46,637           58,296          69,955          81,615
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============
                 150,000                              42,478          56,637           70,796          84,955          99,115
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============
                 175,000                              49,978          66,637           83,296          99,955         116,615
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============
                 200,000                              57,478          76,637           95,796         114,955         134,115
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============
                 225,000                              64,978          86,637          108,296         129,955         151,615
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============
                 250,000                              72,478          96,637          120,796         144,955         169,115
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============
                 300,000                              87,478         116,637          145,796         174,955         204,115
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============
                 400,000                             117,478         156,637          195,796         234,955         274,115
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============
                 450,000                             132,478         176,637          220,796         264,955         309,115
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============
                 500,000                             147,478         196,637          245,796         294,955         344,115
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============
                 600,000                             177,478         236,637          295,796         354,955         414,115
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============
                 700,000                             207,478         276,637          345,796         414,955         484,115
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============
                 800,000                             237,478         316,637          395,796         474,955         554,115
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============
                 900,000                             267,478         356,637          445,796         534,955         624,115
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============
                1,000,000                            297,478         396,637          495,796         594,955         694,115
------------------------------------------ ------------------ --------------- ---------------- --------------- ===============


Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)

--------------------- ---------------------- ----------------------- ---------------

                        Name & Address of      Amount & Nature of      Percent of
   Title of Class       Beneficial Owner      Beneficial Ownership       Class
--------------------- ---------------------- ----------------------- ---------------

    Common Stock               MNA              2,000,000 shares          100%

(b) Nothing to report

(c) Nothing to report

Item 13 - Certain Relationships and Related Transactions

Refer to Item 7 - Liquidity and Capital Resources

                                     PART IV

Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) Financial Statements and Exhibits

(1) The following financial statements of the Registrant are filed as part of this report:

a.  Report of Independent Auditors of Ernst & Young LLP dated February 22, 1999.

b.  Balance Sheets at December 31, 1998 and 1997.

c.  Statements of Income for the years ended December 31, 1998, 1997 and 1996.

d. Statements of Changes in Shareholder's Equity for the years ended December 1998, 1997 and 1996.

e. Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

f.  Notes to Financial Statements - December 31, 1998

(2) Financial Statement Schedules:

a. Schedule I - Summary of Investments - Other than Investments in Related Parties.

b.  Schedule III - Supplemental Insurance Information

c.  Schedule IV - Reinsurance

(3) Exhibits (the Registrant is also referred to as the "Company")

----------------------------- -------------------------------------------------------------------------------
Exhibit No.                   Description
----------------------------- -------------------------------------------------------------------------------

1                             Not Applicable.

2                             Not Applicable.

3(i)(a)                       Declaration   of  Intention  and  Charter  of  the
                              Company --  Incorporated  by  reference to Exhibit
                              (b)(6)(a)(i) to post effective  amendment no. 7 on
                              Form N-4, file number 33-46217, filed February 25,
                              1998.

3(i)(b) Certificate of amendment of the Declaration of Intention and Charter of the Company Incorporated by reference to Exhibit (b)(6)(a)(ii) to post effective amendment no. 7 on Form N-4, file number
                              33-46217, filed February 25, 1998.

3(i)(c) Certificate of amendment of the Declaration of Intention and Charter of the Company Incorporated by reference to Exhibit (b)(6)(a)(iii) to post effective amendment no. 7 on Form N-4, file number
                              33-46217, filed February 25, 1998.

3(ii) By-laws of the Company Incorporated by reference to Exhibit (b)(6)(b) to post effective amendment no. 7 on Form N-4, file number 33-46217, filed
                              February 25, 1998

----------------------------- --------------------------------------------------
Exhibit No.                   Description
----------------------------- --------------------------------------------------
4(i)                          Form of Individual  Single Payment  Deferred Fixed
                              Annuity  Non-Participating Contract  -- Previously
                              filed as Exhibit  4(i) to the initial registration
                              statement on Form S-1 filed July 17, 1997.

4(ii)                         Individual   Retirement  Annuity   Endorsement  --
                              Previously  filed as Exhibit  4(ii) to the initial
                              registration  statement on Form S-1 filed July 17,
                              1997.

4(iii)                        ERISA   Tax-Sheltered   Annuity   Endorsement   --
                              Previously  filed as Exhibit 4(iii) to the initial
                              registration  statement on Form S-1 filed July 17,
                              1997.

4(iv) Tax-Sheltered Annuity Endorsement -- Previously filed as Exhibit 4(iv) to the initial registration statement on Form S-1 filed July 17, 1997.

4(v) Section 401 Plans Endorsement - Previously filed as Exhibit 4(vi) to the initial registration statement on Form S-1 filed July 17, 1997.

5                             Not Applicable

6                             Not Applicable

7                             Not Applicable

8                             Not Applicable

9                             Not Applicable

10(i)                         Administrative Agreement between The Manufacturers
                              Life  Insurance   Company  of  New  York  and  The
                              Manufacturers    Life    Insurance    Company   --
                              Incorporated by reference to Exhibit  (b)(8)(a) to
                              post-effective  amendment  no. 7 to Form N-4, File
                              No.33-46217, filed February 25, 1998.

10(ii)                        Investment   Services  Agreement  between  The
                              Manufacturers  Life  Insurance Company  and  The
                              Manufacturers   Life  Insurance  Company  of  New
                              York  --  Incorporated  by reference to Exhibit
                              1(A)(8)(c) to  pre-effective  amendment no.  1 to
                              The  Manufacturers  Life  Insurance  Company  of
                              New  York  Separate Account B Registration
                              Statement on Form S-6, filed March 16, 1998.

11                            Not Applicable

12                            Not Applicable

13                            Not Applicable

14                            Not Applicable

15                            Not Applicable

16                            Not Applicable

----------------------------- -------------------------------------------------------------------------------
Exhibit No.                   Description
----------------------------- -------------------------------------------------------------------------------
17                            Not Applicable

18                            Not Applicable

19                            Not Applicable

20                            Not Applicable

21                            Not Applicable

22                            Not Applicable

23                            Opinion and Consent of Tracy A. Kane,  Esq. --
                              Previously filed as Exhibit 5 to pre-effective amendment no. 1 to Form S-1 filed July 27, 1998.

24(i)                         Power of  Attorney -- The  Manufacturers  Life
                              Insurance  Company of New York Directors  --
                              Incorporated by reference to Exhibit 7 to pre-effective amendment no. 1 on Form S-6, file number 333-33351, filed March 16, 1998..

24(ii)                        Power of  Attorney,  James  O'Malley  and Thomas
                              Borshoff -  Incorporated  by reference to Exhibit
                              14 to  post-effective  amendment  no. 6 on Form
                              N-4, file number 33-79112, filed March 2, 1999

25                            Not Applicable

26                            Not Applicable

27                            Financial Data Schedule - Filed herewith

28                            Not Applicable


(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

No Annual Report covering the Registrant's last fiscal year or proxy material has been or will be sent to Registrant's security holders.

                          FINANCIAL STATEMENT SCHEDULES

              The Manufacturers Life Insurance Company of New York
                      Schedule I - Summary of Investments
                               December 31, 1998
                                 ($ Thousands)



                                                                                                    Amounts At Which
                                                                               Fair               Shown In The Balance
Type of Investment                                  Cost                       Value                     Sheet
------------------------------------------- ----------------------  ------------------------     ---------------------
Fixed maturity securities:
   United States Government                           $   11,018                 $   11,594                $   11,594
   Corporate debt securities                              99,696                    102,982                   102,982
   Mortgage-backed securities                              6,680                      6,784                     6,784
   Foreign Governments                                     2,449                      2,560                     2,560
   States / Political subdivisions                         1,059                      1,168                     1,168
                                            ======================     ======================    =====================
Total fixed maturity securities                        $ 120,902                  $ 125,088                 $ 125,088
                                            ======================     ======================    =====================

Investment in unconsolidated affiliate                       175                                                  175
Policy loans                                                 552                                                  552
Short-term investments                                    10,032                                               10,032
                                            ======================                               =====================
Total investments                                       $131,661                                             $135,847
                                            ======================                               =====================

              The Manufacturers Life Insurance Company Of New York
               Schedule III - Supplementary Insurance Information
                                  ($ Thousands)


                               Future Policy                                                    Benefits,    Amortization
                   Deferred      Benefits                    Other                                Claims      of Deferred
                    Policy    Losses, Claims                 Policy                   Net       Losses and      Policy
    Segment      Acquisition     and Loss      Unearned    Claims and  Premium    Investment    Settlement    Acquisition
                    Costs        Expenses      Premiums     Benefits    Revenue     Income       Expenses        Costs      Expenses
                                                            Payable

      1998
Annuities            $ 36,780        $ 93,960         -          -          -      $ 9,756      $ 4,595         $ 4,843      $7,426

Savings      and
Retirement
Services                    -             525         -          -          -           28            8               -         534
Life Insurance             51               7         -          -          -            2            -               6       2,399
                 ===================================================================================================================
Total                $ 36,831        $ 94,492         -          -          -      $ 9,786      $ 4,603        $ 4,849     $ 10,359
                 ===================================================================================================================
      1997
Annuities             $28,364        $ 86,611         -          -          -      $ 6,717      $ 4,747         $ 3,393     $ 5,845

                 ===================================================================================================================
Total                 $28,364        $ 86,611         -          -          -      $ 6,717      $ 4,747         $ 3,393     $ 5,845
                 ===================================================================================================================
      1996
Annuities             $20,208        $ 80,033         -          -          -      $ 5,224      $ 4,189         $ 2,319     $ 1,192

                 ===================================================================================================================
Total                 $20,208        $ 80,033         -          -          -      $ 5,224      $ 4,189         $ 2,319     $ 1,192
                 ===================================================================================================================

              The Manufacturers Life Insurance Company Of New York
                           Schedule IV -- Reinsurance
                                  ($ Thousands)



                                                                    Assumed                    Percentage of
                                                     Ceded to           From                       Amount
                                        Gross          Other          Other           Net         Assumed
             Segment                   Amount        Companies      Companies       Amount         to Net

Year ended December 31, 1998
Life insurance inforce                   $ 67,955       $ 60,155              -        $ 7,800             0%

Premiums-Life Insurance                       108             93              -             15             0%

                                   ===========================================================================
Total                                      $  108          $  93              -          $  15             0%
                                   ===========================================================================
Year ended December 31, 1997
Life insurance inforce                    $ 3,000        $ 2,800              -          $ 200             0%

Premiums-Life Insurance                         -              -              -              -             0%
                                   ===========================================================================
Total                                           -              -              -              -             0%
                                   ===========================================================================

Year ended December 31, 1996
Life insurance inforce                          -              -              -              -             0%

Premiums-Life Insurance                         -              -              -              -             0%
                                   ===========================================================================
Total
                                                -              -              -              -             0%
                                   ===========================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK
(Registrant)



By: /s/ A. SCOTT LOGAN
     A. Scott Logan, Principal Executive Officer




By:/s/ DAVID W. LIBBEY
     David W. Libbey, Treasurer



Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities with the Registrant as indicated on the 29th day of March, 1999.

SIGNATURE                                          TITLE


/s/ A. SCOTT LOGAN                                 Director, and President
A. Scott Logan                                     (Principal Executive Officer)


*                                                  Chairman of the Board
John D. Richardson                                 of Directors


*                                                  Director
Bruce Avedon


*                                                  Director
John D. DesPrez, III


*                                                  Director
Ruth Ann Flemming


*                                                  Director
Theodore Kilkuskie


*                                                  Director
Neil M. Merkl


*                                                  Director
James K. Robinson


*                                                  Director
James O'Malley


*                                                  Director
Thomas Borshoff


/s/ DAVID W. LIBBEY                                Treasurer (Principal
David W. Libbey                                    Financial and Accounting
                                                   Officer)



*By:     /s/ TRACY A. KANE
         Tracy A. Kane
         Attorney-in-Fact Pursuant
         to Powers of Attorney

                                 EXHIBIT INDEX



Exhibit No.             Description
-----------             -----------

27                      Financial Data Schedule