Form 10-Q
period 1999-03-31
MANUFACTURERS LIFE INSURANCE CO OF NEW YORK
filed 1999-05-17
CIK 884590

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                              ---------------------

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

                              ---------------------

Indicated by check market whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [ X ] Yes                  [   ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of March 31, 1999 was 2,000,000.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK


                          Quarterly Report on Form 10-Q
                       For the period ended March 31, 1999
                                Table of Contents
--------------------------------------------------------------------------------


                                                                                                           Page
                                                                                                           ----
Part I         Financial Information

Item 1.        Financial Statements

               Balance Sheets as of March 31, 1999 and December 31, 1998                                     3

               Statements of Income for the three months ended March 31, 1999 and 1998                       4

               Statement of Changes in Shareholder's Equity as of March 31, 1999                             5

               Statements of Cash Flows for the three months ended March 31, 1999 and 1998                   6

               Notes to Financial Statements                                                                 7

Item 2.        Management Discussion and Analysis of Results of Operations and Financial Condition           9

Part II        Other Information

Item 1         Legal Proceedings                                                                            14

Item 2         Change in Securities                                                                         14

Item 3         Default upon Senior Securities                                                               14

Item 4         Submission of matters to a vote of Security Holders                                          14

Item 5         Other Information                                                                            14

Item 6A        Exhibits                                                                                     14

Item 6B        Reports on Form 8-K                                                                          16

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

BALANCE SHEETS


                                                                                    AS AT                  AS AT
                                                                                 MARCH 31            DECEMBER 31
ASSETS ($ thousands)                                                                 1999                   1998
--------------------                                                                 ----                   ----
                                                                               (UNAUDITED)
INVESTMENTS:
   Fixed maturity securities available-for-sale, at fair value
     (amortized cost: 1999 $119,141; 1998 $120,902)                        $      120,717         $      125,088
   Investment in unconsolidated affiliate                                             175                    175
   Policy loans                                                                       559                    552
   Short-term investments                                                               -                 10,032
                                                                           --------------         --------------
TOTAL INVESTMENTS                                                          $      121,451         $      135,847
                                                                           --------------         --------------
Cash and cash equivalents                                                  $       13,758         $        5,946
Accrued investment income                                                           3,209                  3,073
Deferred acquisition costs                                                         39,743                 36,831
Receivable for undelivered securities                                              10,992                      -
Other assets                                                                          158                  1,834
Separate account assets                                                           868,351                833,693
                                                                           --------------         --------------
TOTAL ASSETS                                                               $    1,057,662         $    1,017,224
                                                                           ==============         ==============
LIABILITIES AND SHAREHOLDER'S EQUITY  ($ thousands)
LIABILITIES:
   Policyholder liabilities and accruals                                   $      102,565         $       94,492
   Payable to affiliates                                                            1,508                  4,114
   Deferred income taxes                                                            3,342                  3,615
   Other liabilities                                                                2,417                  1,943
   Separate account liabilities                                                   868,351                833,693
                                                                           --------------         --------------
TOTAL LIABILITIES                                                          $      978,183         $      937,857
                                                                           --------------         --------------
SHAREHOLDER'S EQUITY:
   Common stock                                                            $        2,000         $        2,000
   Additional paid-in capital                                                      72,706                 72,706
   Retained earnings                                                                4,247                  3,209
   Accumulated other comprehensive income                                             526                  1,452
                                                                           --------------         --------------
TOTAL SHAREHOLDER'S EQUITY                                                 $       79,479         $       79,367
                                                                           --------------         --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $    1,057,662         $    1,017,224
                                                                           ==============         ==============

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31
 ($ thousands)                                                              1999             1998
 -------------                                                              ----             ----
REVENUES:
     Premiums                                                     $           9     $           -
     Fees from separate accounts and policyholder liabilities             3,275             2,299
     Net investment income                                                3,886             2,259
     Net realized investment gains                                          203                77
                                                                  -------------     -------------
TOTAL REVENUE                                                     $       7,373     $       4,635
                                                                  -------------     -------------
BENEFITS AND EXPENSES:
     Policyholder benefits and claims                             $       1,315     $       1,272
     Amortization of deferred acquisition costs                           1,564               196
     Other insurance expenses                                             2,898             1,435
                                                                  -------------     -------------
TOTAL BENEFITS AND EXPENSES                                       $       5,777     $       2,903
                                                                  -------------     -------------
INCOME BEFORE INCOME TAXES                                        $       1,596     $       1,732
                                                                  -------------     -------------
INCOME TAXES                                                      $         558     $         606
                                                                  -------------     -------------
NET INCOME                                                        $       1,038     $       1,126
                                                                  -------------     -------------

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)


                                                                                      ACCUMULATED
                                                                                         OTHER           TOTAL
                                            COMMON       ADDITIONAL      RETAINED     COMPREHENSIVE   SHAREHOLDER'S
($ thousands)                                STOCK    PAID-IN CAPITAL    EARNINGS        INCOME          EQUITY
-------------                                -----    ---------------    --------        ------          ------
Balance at January 1, 1999                $  2,000       $  72,706       $  3,209       $  1,452        $  79,367
Capital contribution
Comprehensive income (note 2)                                               1,038           (926)             112
                                          --------       ---------       --------       --------        ---------
BALANCE, MARCH 31, 1999                   $  2,000       $  72,706       $  4,247       $    526        $  79,479
                                          ========       =========       ========       ========        =========


See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF CASH FLOWS  (UNAUDITED)


                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31
($ thousands)                                                                                 1999            1998
-------------                                                                                 ----            ----
OPERATING ACTIVITIES:
Net income                                                                                $  1,038        $  1,126
Adjustments to reconcile net income to net cash used in
    operating activities:
Amortization of bond discount and premium                                                      133              92
Net realized investment gain                                                                  (197)            (77)
Deferred income tax provision(benefit)                                                         227             513
Amortization of deferred policy acquisition costs                                            1,564             193
Policy acquisition costs deferred                                                           (3,292)         (2,823)
Return credited to policyholders and other benefits                                          1,315           1,273
Changes in assets and liabilities:
  Accrued investment income                                                                   (136)            109
  Other assets                                                                               1,676              92
  Payable to affiliates                                                                     (2,606)         (2,274)
  Other liabilities                                                                            474             552
                                                                                          --------        --------
Net cash used in operating activities                                                     $    196        $ (1,224)
                                                                                          --------        --------
INVESTING ACTIVITIES:
Purchase of fixed maturity securities                                                     $(13,826)       $      -
Proceeds from fixed maturity securities sold, matured or repaid                             15,651           9,648
Net change in short-term investments                                                        10,032          (5,989)
Net change in policy loans                                                                      (7)             18
Net change in receivable for undelivered securities                                        (10,992)              -
                                                                                          --------        --------
Net cash (used in) provided by investing activities                                       $    858        $  3,677
                                                                                          --------        --------
FINANCING ACTIVITIES:
Receipts credited to policyholder funds                                                   $ 10,443        $  1,091
Return of policyholder funds                                                                (3,685)         (4,022)
                                                                                          --------        --------
Net cash (used in) provided by financing activities                                       $  6,758        $ (2,931)
                                                                                          --------        --------
Increase (decrease) in cash and cash equivalents during the period                        $  7,812        $   (478)
Cash and cash equivalents at beginning of year                                               5,946           1,431
                                                                                          --------        --------
BALANCE, END OF PERIOD                                                                    $ 13,758        $    953
                                                                                          ========        ========

See accompanying notes.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report on form 10-K for the year ended December 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.


2.   COMPREHENSIVE INCOME

     Total comprehensive income was as follows:


     FOR THE THREE MONTHS ENDED MARCH 31
     ($ thousands)                                                              1999           1998
     -------------                                                              ----           ----
     NET INCOME                                                             $  1,038       $  1,126
                                                                            --------       --------
     OTHER COMPREHENSIVE INCOME, NET OF TAX:
       Unrealized holding gains (losses) arising during the year                (794)           159
       Less:
       Reclassification adjustment for realized gains included in net           (132)           (50)
           Income
                                                                            --------       --------
     Other comprehensive income (loss)                                          (926)           109
                                                                            --------       --------
     COMPREHENSIVE INCOME (LOSS)                                            $    112       $  1,235
                                                                            --------       --------

     Other comprehensive income (loss) is reported net of taxes of $499 and $59 for the three months ended March 31 1999 and 1998, respectively.

3.   SEGMENT DISCLOSURES

     The Company reports three business segments: Annuities, Savings and Retirement Services, and Life Insurance. The Annuities segment consists of annuity contracts that provide the customer with the opportunity to invest in mutual funds managed by independent investment managers and the Company or in the general account of the Company, with investment returns accumulating on a tax-deferred basis. The Savings and Retirement Services segment offers 401(k) products to customers in the State of New York. The Individual Life Insurance segment offers traditional non-participating life insurance to the New York market. The Savings and Retirement Services segment was launched in 1998 and the Individual Life Insurance segment was launched in late 1997. Both these segments are considered to be in the start-up phase. No significant assets or revenues have been generated to date in these two segments. The following is a summary of the contribution to net income of the three business segments:


     FOR THE THREE MONTHS ENDED MARCH 31
      ($ thousands)                                                    1999             1998
      -------------                                                    ----             ----
     Annuities                                                    $   1,147        $   1,393
     Savings and Retirement Services                                   (246)              (9)
     Life Insurance                                                     137             (258)
                                                                  ---------        ---------
     NET INCOME (LOSS)                                            $   1,038        $   1,126
                                                                  =========        =========

Item 2. Management's Discussion And Analysis of Results of Operations And Financial Condition


OVERVIEW

The following analysis of the results of operations and financial condition of the Manufacturers Life Insurance Company of New York (hereinafter referred to as "MNY" or the "Company") should be read in conjunction with the Financial Statements and the related Notes to Financial Statements.


CORPORATE STRUCTURE AND OVERVIEW

The Company is a wholly-owned subsidiary of The Manufacturers Life Insurance Company of North America ("MNA"), which is in turn a wholly-owned subsidiary of Manulife-Wood Logan Holding Co., Inc. ("MWL"). MWL is 62.5% owned by The Manufacturers Life Insurance Company (USA) ("ManUSA"), 22.5% by MRL Holding, LLC ("MRL") and 15% by minority interest shareholders. ManUSA and MRL are indirectly wholly-owned subsidiaries of The Manufacturers Life Insurance Company ("Manulife Financial"), a federally chartered Canadian mutual life insurance company. The Company is licensed to sell fixed and variable annuities, life insurance and accident and health insurance in New York only.

Manufacturers Securities Services, LLC ("MSS"), a majority-owned subsidiary of MNA, acts as investment adviser to the Manufacturers Investment Trust ("MIT"), a no-load, open-end investment management company organized as a Massachusetts business trust and is the principal underwriter of the Company's variable insurance products and the exclusive distributor of the Company's insurance products. MSS is a broker-dealer registered under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers, Inc. MSS is the successor to NASL Financial Services, Inc. ("NASL Financial"), a broker dealer that conducted operations until September 30, 1997, when it was reorganized into MSS. Prior to October 1, 1997, NASL Financial also acted as investment adviser to North American Funds (NAF), a no-load, open-end investment management company organized as a Massachusetts business trust.

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

In 1998 and 1997, pursuant to an expanded plan of operations, the Company entered the Savings and Retirement Services and Life Insurance segments. As a result, the Company now reports three segments: Annuities; Savings and Retirement Services; and Life Insurance. Because two of the Company's segments are in the development phase, the assets, revenues and operations of those segments are not material to the Company's first quarter 1999 financial position or, aside from the effect of operating expenses, results of operations. Refer to
Note 3 of the Financial Statements for additional segmented information. As a result, the remainder of this discussion will be limited to the Annuities segment except as noted.

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

REVIEW OF OPERATING RESULTS

The discussion that follows compares results for the three months ended March 31, 1999 to those for the three months ended March 31, 1998.


1999 Compared to 1998

The Company recorded net income of $1.0 million in 1999 versus net income of $1.1 million in 1998, a decrease of $0.1 million or 9%. Revenues grew by 59% to $7.4 million as a result of growth in fee income earned on additional separate account assets, investment income from higher general account assets and distributions from MSS associated with the 10% interest in the members' equity transferred to the Company on October 31, 1998. Separate account assets at March 31, 1999 compared to March 31, 1998 were higher by $180.9 million or 26%. The asset growth is attributed to increased variable annuity sales, strong equity market performance, favorable contract persistency and the introduction of the Company's pension products during 1998. Total fees generated from separate accounts and policyholder liabilities increased by $1.0 million or 42% in 1999. Net investment income grew by $1.6 million or 72% related to the first quarter distribution from MSS of net advisory profits associated with the Company's assets held in MIT and other excess cash flow items due the Company.

The Company incurred total benefits and expenses in 1999 of $5.8 million, an increase of $2.9 million, or 100% compared to 1998. The additional expenses reflect an increase in non-capitalized acquisition expenses and other increased operating costs. Higher deferred acquisition costs (DAC) balances at March 31, 1999 contributed to an increase in the amortization of DAC. In addition, the Company's investment performance in the first quarter of 1999 (approximately 1.2%) was significantly lower than the first quarter of 1998 (approximately 10%) which resulted in additional amortization of the Company's DAC asset during the first quarter of 1999. The effect of these two items contributed an additional $1.4 million of DAC amortization during the first quarter of 1999.

FINANCIAL POSITION

1999 Compared to 1998

Total assets increased from $1,017 million at December 31, 1998 to $1,058 million at March 31, 1999, an increase of $41 million or 4%. Separate account assets increased by 4% over the first quarter of 1999 and represent 82% of total assets as the Company continues to focus on its variable option annuity and pension products. The Company continues to own high quality investment grade fixed maturity investments to support its general account liabilities and shareholder's equity. The Company's DAC asset grew by 8% as the Company experienced increased annuity sales volumes during the first quarter of 1999. The Company deferred the related costs, net of current amortization, associated with those sales. On March 31, 1999, all the Company's short-term investments where recorded as a receivable for undelivered securities.

Total liabilities have increased proportionately with the growth in the related assets, primarily in the Company's Separate accounts.

The growth in retained earnings is primarily due to net income from operations of $1.0 million. The Company's shareholder's equity decreased by $0.9 million due to lower market values associated with invested assets at March 31, 1999.

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

Based on the Company's overall exposure to interest rate and equity price risks, the Company believes that changes in market rates would not materially affect the consolidated near-term financial position, results of operations or cashflows of the Company as of March 31, 1999. Refer to the Company's Annual Report on form 10-K for a more detailed discussion of market risks.

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

In 1996, in order to make Manulife Financial's systems Year 2000 compliant, a program was instituted to modify or replace both Manulife Financial's information technology systems ("IT systems") and embedded technology systems ("Non-IT systems"). The phases of this program include (i) an inventory and assessment of all systems to determine which are critical, (ii) planning and designing the required modifications and replacements, (iii) making these modifications and replacements, (iv) testing modified or replaced systems, (v) redeploying modified or replaced systems and (vi) final management review and certification. For most IT and non-IT systems identified as critical, the Company has completed certification. Of those systems classified as critical, management believes that over 99% were Year 2000 compliant at the end of 1998. Management continues to focus attention on the remaining 1% of critical systems. Those that affect the Company are expected to be compliant by the end of the second quarter in 1999. The Company's non-critical systems were Year 2000 compliant as of the first quarter 1999.

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

Manulife Financial recognizes the importance of preparing for the change to the Year 2000 and, in January 1999, commenced preparation of contingency plans, in the event that Manulife Financial's Year 2000 program has not fully resolved its Year 2000 issues. The Year 2000 Project Management Office for Manulife Financial's U.S. Division is coordinating the preparation of the Year 2000 contingency plan on behalf of U.S. Division affiliates and subsidiaries, including the Company. A contingency plan concerning the Company was prepared as of the end of the first quarter of 1999, and will be presented to the Board of Directors for final approval in May 1999.

Management currently believes that, with modifications to existing software and conversions to new software, the Year 2000 risk will not pose significant operational problems for Manulife Financial's computer systems. As part of the Year 2000 program, critical systems were "time-shift" tested in the Year 2000 and beyond to confirm that they will continue to function properly before, during and after the change to the Year 2000. However, there can be no assurance that Manulife Financial's Year 2000 program, including consulting third parties and its contingency planning, will avoid any material adverse effect on the Company's operations, customer relations or financial condition. Manulife Financial estimates the total cost of its Year 2000 program will be approximately $59.9 million*, of which $48.6 million* has been incurred through December 31, 1998; however, there can be no assurance that the actual cost incurred will not be materially higher than such estimate. Manulife Financial's Year 2000 costs were $3.9 million* for the first three months of 1999 and $7.1 million* for the first three months of 1998. Most costs will be expensed as incurred; however, those costs attributed to the purchase of new software and hardware will generally be capitalized. A proportional amount of the total cost will be allocated to the Company and is not expected to have a material effect on the Company's net operating income.


* All dollar values converted from Canadian dollars using the exchange rate of 1.512 in effect March 31, 1999.


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

PART II - OTHER INFORMATION


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

4(ii) Individual Retirement Annuity Endorsement -- Previously filed as Exhibit 4(ii) to pre-effective amendment no. 1 to Form S-1 filed July 17, 1997.

Exhibit No.      Description
-----------      -----------
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

11               Not Applicable

12               Not Applicable

13               Not Applicable

14               Not Applicable

15               Not Applicable

16               Not Applicable

17               Not Applicable

18               Not Applicable

19               Not Applicable

20               Not Applicable

21               Not Applicable

22               Not Applicable

Exhibit No.      Description
-----------      -----------
23(i)            Not Applicable

23(ii)           Not Applicable

24(i)            Power of Attorney -- Power of Attorney - The Manufacturers Life
                 Insurance Company of New York Directors Incorporated by reference to Exhibit 7 to pre-effective amendment no. 1 on Form
                 S-6, file number 333-33351, filed March 16, 1998.

24(ii)           Power of Attorney, James O'Malley and Thomas Borshoff -
                 Incorporated by reference to Exhibit 14 to post-effective amendment no. 6 on Form N-4, file number 33-79112, filed March
                 2, 1999.

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

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK
(Registrant)



By: /s/ David W. Libbey
    ______________________________________
    David W. Libbey, Treasurer
    (Principal Financial Officer and Duly Authorized Officer)



Date: May 17, 1999

                                  EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------
27                Financial data schedule for quarter ended March 31, 1999