Form 10-Q
period 1999-06-30
MANUFACTURERS LIFE INSURANCE CO OF NEW YORK
filed 1999-08-16
CIK 884590

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                   X    Yes                                No
               --------                           --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of June 30, 1999 was 2,000,000.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK


                          Quarterly Report on Form 10-Q
                       For the period ended June 30, 1999
                                Table of Contents
--------------------------------------------------------------------------------


                                                                                                  Page
                                                                                                  ----

Part I    Financial Information

Item 1.   Financial Statements

          Balance Sheets as of June 30, 1999 and December 31, 1998                                   3

          Statements of Income for the three and six months ended June 30, 1999 and 1998             4

          Statement of Changes in Shareholder's Equity as of June 30, 1999                           5

          Statements of Cash Flows for the six months ended June 30, 1999 and 1998                   6

          Notes to Financial Statements                                                              7

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition      9

Part II   Other Information

Item 1    Legal Proceedings                                                                         15

Item 2    Change in Securities                                                                      15

Item 3    Default upon Senior Securities                                                            15

Item 4    Submission of matters to a vote of Security Holders                                       15

Item 5    Other Information                                                                         15

Item 6A   Exhibits                                                                                  15

Item 6B   Reports on Form 8-K                                                                       17

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

BALANCE SHEETS


                                                                              AS AT                  AS AT
                                                                            JUNE 30            DECEMBER 31
ASSETS  ($ thousands)                                                          1999                   1998
------------------------------------------------------------------------------------------------------------
                                                                        (UNAUDITED)
INVESTMENTS:
   Fixed maturity securities available-for-sale, at fair value
     (amortized cost: 1999 $124,900; 1998 $120,902)                  $      123,831         $      125,088
   Investment in unconsolidated affiliate                                       175                    175
   Policy loans                                                                 587                    552
   Short-term investments                                                    37,767                 10,032
------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                    $      162,360         $      135,847
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                            $        4,624         $        5,946
Accrued investment income                                                     3,111                  3,073
Deferred acquisition costs                                                   44,538                 36,831
Receivable for undelivered securities                                        11,643                      -
Other assets                                                                    115                  1,834
Separate account assets                                                     967,769                833,693
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $    1,194,160         $    1,017,224
------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY  ($ thousands)
------------------------------------------------------------------------------------------------------------
LIABILITIES:
   Policyholder liabilities and accruals                             $      116,699         $       94,492
   Payable to affiliates                                                      8,075                  4,114
   Deferred income taxes                                                      3,358                  3,615
   Payable for securities                                                    14,208                      -
   Other liabilities                                                          3,932                  1,943
   Separate account liabilities                                             967,769                833,693
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    $    1,114,041         $      937,857
------------------------------------------------------------------------------------------------------------
SHAREHOLDER'S EQUITY:
   Common stock                                                      $        2,000         $        2,000
   Additional paid-in capital                                                72,706                 72,706
   Retained earnings                                                          5,808                  3,209
   Accumulated other comprehensive income                                      (395)                 1,452
------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDER'S EQUITY                                           $       80,119         $       79,367
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                           $    1,194,160         $    1,017,224
------------------------------------------------------------------------------------------------------------

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF INCOME (UNAUDITED)


                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                          JUNE 30                   JUNE 30
($ thousands)                                                           1999         1998           1999       1998
--------------------------------------------------------------------------------------------------------------------
REVENUE:
     Fees from separate accounts and policyholder liabilities   $      3,582  $     2,916   $      6,857  $   5,215
     Premiums                                                             14            -             23          -
     Net investment income                                             3,813        2,282          7,699      4,541
     Net realized investment gains (losses)                            (125)          126             78        203
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                   $      7,284  $     5,324   $     14,657  $   9,959
--------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES:
     Policyholder benefits and claims                           $      1,372  $     1,222   $      2,687  $   2,495
     Amortization of deferred acquisition costs                          904        1,212          2,468      1,405
     Other insurance expenses                                          2,606        2,436          5,504      3,872
--------------------------------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                                     $      4,882  $     4,870   $     10,659  $   7,772
--------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      $      2,402  $       454   $      3,998  $   2,187
--------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                              $        841  $       160   $      1,399  $     766
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $      1,561  $       294   $      2,599  $   1,421
--------------------------------------------------------------------------------------------------------------------


See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)

                                                                                      ACCUMULATED
                                                                                         OTHER          TOTAL
                                           COMMON       ADDITIONAL      RETAINED     COMPREHENSIVE  SHAREHOLDER'S
($ thousands)                               STOCK     PAID-IN CAPITAL   EARNINGS        INCOME         EQUITY
-------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                  $2,000        $ 72,706       $ 3,209       $  1,452       $   79,367
Comprehensive income (note 2)                                              2,599         (1,847)             752
-------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999                      $2,000        $ 72,706       $ 5,808       $   (395)      $   80,119
-------------------------------------------------------------------------------------------------------------------


See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30
($ thousands)                                                               1999            1998
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                              $  2,599        $  1,421
Adjustments to reconcile net income to net cash used in
    operating activities:
Amortization of bond discount and premium                                    277             200
Net realized investment gain                                                 (78)           (203)
Deferred income tax provision                                                737           1,157
Amortization of deferred acquisition costs                                 2,468           1,405
Acquisition costs deferred                                                (7,761)         (8,035)
Return credited to policyholders and other benefits                        2,687           2,495
Changes in assets and liabilities:
  Accrued investment income                                                  (38)            (76)
  Other assets                                                             1,719          (1,435)
  Payable to affiliates                                                    3,961              24
  Other liabilities                                                        1,989             998
--------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     $  8,560        $ (2,049)
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of fixed maturity securities                                   $(47,384)       $(19,719)
Proceeds from fixed maturity securities sold, matured or repaid           43,187          20,384
Net change in short-term investments                                     (27,735)          2,617
Net change in policy loans                                                   (35)             39
Net change in receivable for undelivered securities                      (11,643)              -
Net change in payable for securities                                      14,208               -
--------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                     $ (29,402)      $  3,321
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Receipts credited to policyholder funds                                 $ 26,246        $  6,333
Return of policyholder funds                                              (6,726)         (6,749)
--------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                     $ 19,520        $   (416)
--------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents during the period      $ (1,322)       $    856
Cash and cash equivalents at beginning of year                             5,946           1,431
--------------------------------------------------------------------------------------------------

BALANCE, END OF PERIOD                                                  $  4,624        $  2,287
--------------------------------------------------------------------------------------------------

See accompanying notes.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report on form 10-K for the year ended December 31, 1998. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.


2.       COMPREHENSIVE INCOME

            Total comprehensive income was as follows:

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30                     JUNE 30
         COMPREHENSIVE INCOME:
         ($ thousands)                                       1999        1998            1999         1998
         ---------------------------------------------------------------------------------------------------
         NET INCOME                                     $   1,561    $     294      $    2,599    $   1,421
         ---------------------------------------------------------------------------------------------------
         OTHER COMPREHENSIVE INCOME, NET OF TAX:
         Unrealized  holding gains (losses)  arising
         during the year                                   (1,002)            78        (1,796)         237
         Less:
         Reclassification  adjustment  for  realized
         (gains) losses included in net income                 81            (82)          (51)        (132)
         ---------------------------------------------------------------------------------------------------
         Other comprehensive income (loss)                   (921)            (4)       (1,847)         105
         ---------------------------------------------------------------------------------------------------
         COMPREHENSIVE INCOME                           $     640    $      290     $      752    $   1,526
         ---------------------------------------------------------------------------------------------------

         Other comprehensive income is reported net of taxes recoverable (payable) of $495 and $2 for the three months and $994 and $(57) for the six months ended June 30, 1999 and 1998, respectively.

3.       SEGMENT DISCLOSURES

         The Company reports three business segments: Annuities, Pensions, and Life Insurance. The Annuities segment consists of annuity contracts that provide the customer with the opportunity to invest in mutual funds managed by independent investment managers and the Company or in the general account of the Company, with investment returns accumulating on a tax-deferred basis. The Pensions segment offers 401(k) products to customers in the State of New York. The Individual Life Insurance segment offers traditional non-participating life insurance to the New York State market. The Pensions segment was launched in 1998 and the Individual Life Insurance segment was launched in late 1997. Both these segments are considered to be in the start-up phase. No significant assets or revenues have been generated to date in these two segments. The following is a summary of the contribution to net income of the three business segments:

                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                JUNE 30                           JUNE 30
                                         1999              1998             1999           1998
          ------------------------------------------------------------------------------------------
          Annuities                  $    2,221        $     418        $     3,368       $   1,812
          Pensions                         (497)             (74)              (743)            (83)
          Life Insurance                   (163)             (50)               (26)           (308)
          ------------------------------------------------------------------------------------------
          NET INCOME (LOSS)          $    1,561        $     294        $     2,599       $   1,421
          ------------------------------------------------------------------------------------------

Item 2. Management's Discussion And Analysis of Results of Operations And Financial Condition


OVERVIEW

The following analysis of the results of operations and financial condition of The Manufacturers Life Insurance Company of New York (hereinafter referred to as "MNY" or the "Company") should be read in conjunction with the Financial Statements and the related Notes to Financial Statements.


CORPORATE STRUCTURE AND OVERVIEW

The Company is a wholly-owned subsidiary of The Manufacturers Life Insurance Company of North America ("MNA"), which is in turn a wholly-owned subsidiary of Manulife-Wood Logan Holding Co., Inc. ("MWL"). MWL is 78.4% owned by The Manufacturers Life Insurance Company (USA) ("ManUSA") and 21.6% by MRL Holding, LLC ("MRL"). ManUSA and MRL are indirectly wholly-owned subsidiaries of The Manufacturers Life Insurance Company ("Manulife Financial"), a Canadian mutual life insurance company.

Manulife Financial is a leading provider of financial protection products and investment management services to individuals, families, businesses and groups in selected international markets. Manulife Financial operates in 16 countries and territories worldwide, with more than 27,000 employees and agents. Funds under management by Manulife Financial and its subsidiaries were $96.7 billion
(Cdn) as of December 31, 1998 with a consolidated surplus position of $6.0 billion (Cdn).

The Company is licensed to sell fixed and variable annuities, life insurance, and accident and health insurance in the State of New York only.

Manufacturers Securities Services, LLC ("MSS"), a majority-owned subsidiary of MNA, acts as investment adviser to the Manufacturers Investment Trust ("MIT"), a no-load, open-end management investment company organized as a Massachusetts business trust and is the principal underwriter of the Company's variable insurance products as well as the exclusive distributor of the Company's insurance products. MSS is a broker-dealer registered under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers, Inc. MSS is the successor to NASL Financial Services, Inc. ("NASL Financial"), a broker dealer that conducted operations until September 30, 1997, when it was reorganized into MSS. Prior to October 1, 1997, NASL Financial also acted as investment adviser to North American Funds (NAF), a no-load, open-end management investment company organized as a Massachusetts business trust.

The Company, along with its ultimate parent company Manulife Financial, enjoys strong financial ratings that enhance its ability to attract new sales and retain assets. Distributors and consumers of variable and fixed annuity products have begun to utilize the relative financial strength ratings as a criteria in choosing an annuity carrier. The Company has received financial strength ratings of A++ (Superior) by A.M. Best and AA+ (Very Strong) by Standards and Poor's. The Company is rated AAA (Highest) by Duff & Phelps in terms of its ability to meet contractual obligations to policyholders.

In 1998 and 1997, pursuant to an expanded plan of operations, the Company entered the Pensions and Life Insurance segments. As a result, the Company now reports three segments: Annuities; Pensions; and Life Insurance. Because two of the Company's segments are in the development phase, the assets, revenues and operations of those segments are not material to the Company's second quarter 1999 financial position or, aside from the effect of operating expenses, results of operations. Refer to Note 3 of the Financial Statements for additional segmented information. As a result, the remainder of this discussion will be limited to the Annuities segment except as noted.

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

REVIEW OF OPERATING RESULTS

The discussion that follows compares results for the three months ended June 30, 1999 to those for the three months ended June 30, 1998.


1999 Compared to 1998

The Company recorded net income of $1.6 million in 1999 versus net income of $0.3 million in 1998, an increase of $1.3 million or 433%. Revenues grew by 38% to $7.3 million as a result of growth in fee income earned on higher separate account assets, investment income from higher general account assets, and distributions from MSS associated with the 10% interest in the members' equity transferred to the Company on October 31, 1998. Separate account assets at June 30, 1999 compared to June 30, 1998 were higher by $232 million or 32%. The asset growth is attributed to increased variable annuity sales, strong equity market performance, favorable contract persistency, and the introduction of the Company's pension products during 1998. Total fees generated from separate accounts and policyholder liabilities increased by $0.7 million or 24% in 1999. Net investment income grew by $1.5 million or 65% due to the second quarter distribution from MSS of net advisory profits associated with the Company's assets held in MIT and other excess cash flow items due the Company.

The Company incurred total benefits and expenses in 1999 of $4.9 million, which is consistent with the same period in 1998. The expenses reflect an increase in non-capitalized acquisition expenses and other increased operating costs related to the expanded operations. Average policyholder liabilities during the second quarter of 1999 were approximately $22.3 million higher than the levels at June 30, 1998. The increased liabilities have resulted in higher interest amounts credited to policyholder accounts during the second quarter of 1999. The amortization of Deferred Acquisition Costs (DAC) was reduced by $0.3 million during the second quarter 1999 due primarily to improved investment performance of the Company's Separate Account Assets compared to the second quarter of 1998. It is this asset base against which fees are assessed. Higher projected fees due to the quarter's results compared to that of 1998 resulted in reduced DAC amortization requirements for the quarter.

The discussion that follows compares results for the six months ended June 30, 1999 to those for the six months ended June 30, 1998.


1999 Compared to 1998

The Company recorded net income of $2.6 million in 1999 versus net income of $1.4 million in 1998, an increase of $1.2 million or 86%. Revenues grew by 47% to $14.7 million as a result of growth in fee income earned on additional separate account assets, investment income from higher general account assets and distributions from MSS associated with its 10% interest in the members' equity transferred to the Company on October 31, 1998. Separate account assets at June 30, 1999 compared to June 30, 1998 were higher by $232 million or 32%. The asset growth is attributed to increased variable annuity sales, strong equity market performance, favorable contract persistency and the introduction of the Company's pension products during 1998. Total fees generated from separate accounts and policyholder liabilities increased by $1.7 million or 33% in 1999. Net investment income grew by $3.2 million or 71% due to the first half distribution from MSS of net advisory profits associated with the Company's assets held in MIT and other excess cash flow items due the Company.

The Company incurred total benefits and expenses in 1999 of $10.7 million, an increase of $2.9 million, or 37% compared to 1998. The additional expenses reflect an increase in non-capitalized acquisition expenses and other increased operating costs. DAC amortization costs were $1.1 million higher in the first half of 1999 compared to the same period in 1998. Higher DAC balances at June 30, 1999 and lower investment performance of the Company's Separate Account Assets for the first half of 1999, as compared to the same period in 1998, contributed to this increase. It is this asset base against which fees are assessed. Lower projected fees due to half year results as at June 30, 1999 and as compared to the same period in 1998, resulted in increased amortization of DAC.


FINANCIAL POSITION

1999 Compared to 1998

Total assets increased from $1,017 million at December 31, 1998 to $1,194 million at June 30, 1999, an increase of $177 million or 17.4%. Separate account assets increased by 16% over the first half of 1999 and represent 81% of total assets as the Company continues to focus on its variable option annuity and pension products. The Company continues to own only investment grade fixed maturity investments to support its general account liabilities and shareholder's equity. The Company's DAC asset grew by 21% as the Company experienced ongoing annuity sales during the second quarter of 1999. The Company deferred the related costs, net of current amortization, associated with those sales.

Total liabilities have increased proportionately with the growth in the related assets, primarily in the Company's Separate accounts.

The growth in retained earnings is primarily due to net income from operations of $2.6 million. The Company's shareholder's equity decreased by $1.8 million due to lower market values associated with invested assets as at June 30, 1999.

MARKET RISK
Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The primary market risk exposure for the Company is the impact of lower than expected equity market performance on its asset-related fee revenue. The Company also has certain exposures to changes in interest rates.

The Company earns asset based fees on the asset levels invested in the separate accounts. As a result, the Company is subject to equity risk and the effect changes in equity market levels will have on the amounts invested in the separate accounts.

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

Based on the Company's overall exposure to interest rate and equity price risks, the Company believes that changes in market rates would not materially affect the consolidated near-term financial position, results of operations or cashflows of the Company as of June 30, 1999. Refer to the Company's Annual Report on form 10-K for a more detailed discussion of market risks.


IMPACT OF YEAR 2000
The Company makes extensive use of information systems in the operations of its various businesses, including for the exchange of financial data and other information with customers, suppliers and other counterparties. The Company also uses software and information systems provided by third parties in its accounting, business and investment systems.


The Year 2000 risk, as it is commonly known, is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send premium billing notices, make claims payments or engage in other normal business activities.

The systems used by the Company have been assessed as part of a comprehensive written plan conducted by The Manufacturers Life Insurance Company (collectively with its subsidiaries, including the Company, "Manulife Financial") to ensure that the computer systems and processes of Manulife Financial, including the Company's, will continue to perform through the end of this century and in the next.


In 1996, in order to make Manulife Financial's systems Year 2000 compliant, a Project was instituted to modify or replace both Manulife Financial's information technology systems ("IT systems") and embedded technology systems ("Non-IT systems"). The phases of this Project include (i) an inventory and assessment of all systems to determine which are critical, (ii) planning and designing the required modifications and replacements, (iii) making these modifications and replacements, (iv) testing modified or replaced systems, (v) redeploying modified or replaced systems and (vi) final management review and certification.

As at June 30, 1999, management believes that the certification phase has been completed for all the Company's critical IT and Non-IT systems. Management believes that all the Company's systems will be Year 2000 compliant by the end of 1999.

In addition to efforts directed at Manulife Financial's own systems, Manulife Financial consulted vendors, customers, and other third parties with which it deals in an effort to ensure that no material aspect of Manulife Financial's operations will be hindered by Year 2000 problems of these third parties. This process includes providing third parties with questionnaires regarding the state of their Year 2000 readiness and, where possible or where appropriate, conducting further due diligence activities. Where appropriate, risk management steps are being followed as a result of the third-party assessment.

The Year 2000 Project Management Office for Manulife Financial's U.S. Division has coordinated the preparation and completion of contingency plans on behalf of U.S. Division affiliates and subsidiaries, including the Company, in the event that Manulife Financial's Year 2000 Project has not fully resolved its Year 2000 issues.

Management currently believes that, due to the modifications made to existing software and conversions to new software, the Year 2000 risk will not pose significant operational problems for the Company's computer systems. As part of the Year 2000 Project, critical systems were "time-shift" tested in the year 2000 and beyond to confirm that they will continue to function properly before, during and after the change to the year 2000. However, there can be no assurance that Manulife Financial's Year 2000 Project, including consulting third parties and its contingency planning, will avoid any material adverse effect on the Company's operations, customer relations or financial condition.

Manulife Financial estimates the total cost of its Year 2000 Project will be approximately $61 million,* of which $56.3 million* has been incurred through June 30, 1999. In addition, previously unbudgeted costs associated with the start up of a new joint venture in Japan in April 1999 are estimated to be $4.6 million,* of which $1.4 million* was incurred through June 30, 1999. Manulife Financial and its joint venture partner will share these previously unbudgeted costs. There can be no assurance that the actual costs incurred will not be materially higher than estimated. Manulife Financial's Year 2000 costs were $8.5 million* for the first six months of 1999, including the total joint venture costs, and $15.9 million* for the first six months of 1998. Most costs will be expensed as incurred; however, those costs attributed to the purchase of new software and hardware will generally be capitalized. A proportional amount of the total cost will be allocated to the Company and is not expected to have a material effect on the Company's net operating income.


*All figures are shown in US dollars converted from Canadian dollars using the average exchange rate of 1.493 in effect June 30, 1999.

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

4(ii)       Individual Retirement Annuity Endorsement -- Previously filed as
            Exhibit 4(ii) to pre-effective amendment no. 1 to Form S-1 filed July 17, 1997.

4(iii)      ERISA Tax-Sheltered Annuity Endorsement -- Previously filed as
            Exhibit 4(iii) to pre-effective amendment no. 1 to Form S-1 filed July 17, 1997.

4(iv) Tax-Sheltered Annuity Endorsement -- Previously filed as Exhibit 4(iv) to pre-effective amendment no. 1 to Form S-1 filed July 17, 1997.

4(v) Section 401 Plans Endorsement -- Previously filed as Exhibit 4(vi) to pre-effective amendment no. 1 to Form S-1 filed July 17, 1997.

4(vi) Roth Individual Retirement Annuity Endorsement -- Previously filed as exhibit 4(vi) to Form 10K, file number 333-31491, filed August 14, 1998 on behalf of The Manufacturers Life Insurance Company of New York

4(vii)      Unisex Benefits and Payments Endorsement -- Previously filed as exhibit 4(vii) to Form 10K, file number 333-31491, filed August 14, 1998 on behalf of The Manufacturers Life Insurance Company of New York

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

11          Not Applicable

12          Not Applicable

13          Not Applicable

14          Not Applicable

15          Not Applicable

16          Not Applicable

17          Not Applicable

18          Not Applicable

19          Not Applicable

20          Not Applicable

21          Not Applicable

22          Not Applicable

23 (i)      Not Applicable

23(ii)      Not Applicable

24(i) Power of Attorney -- Power of Attorney -- The Manufacturers Life Insurance Company of New York Directors Incorporated by reference to
            Exhibit 7 to pre-effective amendment no. 1 on Form S-6, file number 333-33351, filed March 16, 1998.

24(ii) Power of Attorney, James O'Malley and Thomas Borshoff -- Incorporated by reference to Exhibit 14 to post-effective amendment no. 6 on Form N-4, file number 33-79112, filed March 2, 1999.

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

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK
(Registrant)



By: /s/ DAVID W. LIBBEY
    --------------------------------------
    David W. Libbey, Treasurer
    (Principal Financial Officer and Duly Authorized Officer)



Date: August 16, 1999

                                  EXHIBIT INDEX



Exhibit No.                             Description
-----------                             -----------
27                Financial data schedule for quarter ended June 30, 1999