Form 10-Q/A
period 1999-06-30
MANUFACTURERS LIFE INSURANCE CO OF NEW YORK
filed 1999-08-19
CIK 884590

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                               ------------------

                                  FORM 10-Q/A

                                Amendment No. 1

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


                        Quarterly Report on Form 10-Q/A
                       For the period ended June 30, 1999
                                Table of Contents
--------------------------------------------------------------------------------


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

The systems used by the Company have been assessed as part of a comprehensive written plan conducted by the Company's ultimate parent company The Manufacturers Life Insurance Company (collectively with its subsidiaries, including the Company, "Manulife Financial") to ensure that the computer systems and processes of Manulife Financial, including the Company's, will continue to perform through the end of this century and in the next.


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

As at June 30, 1999, management believes that the certification phase has been completed for all the Company's critical IT and Non-IT systems. Management believes that the Company's non-critical systems were Year 2000 compliant as of the first quarter of 1999.

In addition to efforts directed at Manulife Financial's own systems, Manulife Financial consulted vendors, customers, and other third parties with which it deals in an effort to ensure that no material aspect of Manulife Financial's operations will be hindered by Year 2000 problems of these third parties. This process included providing third parties with questionnaires regarding the state of their Year 2000 readiness and, where possible or where appropriate, conducting further due diligence activities. Where appropriate, risk management steps are being followed as a result of the third-party assessment.

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

Manulife Financial estimates the total cost of its Year 2000 Project will be approximately $61.2 million,* of which $56.3 million* has been incurred through June 30, 1999. In addition, previously unbudgeted costs associated with the start up of a new joint venture in Japan in April 1999 are estimated to be $4.6 million,* of which $1.4 million* was incurred through June 30, 1999. These previously unbudgeted costs will be shared by Manulife Financial and its joint venture partner. There can be no assurance that the actual costs incurred will not be materially higher than estimated. Manulife Financial's Year 2000 costs were $8.5 million* for the first six months of 1999, including the total joint venture costs, and $15.9 million* for the first six months of 1998. Most costs will be expensed as incurred; however, those costs attributed to the purchase of new software and hardware will generally be capitalized. A proportional amount of the total cost will be allocated to the Company and is not expected to have a material effect on the Company's net operating income.


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

           No reportable events

           This report on Form 10-Q/A for the Company's quarterly period ended June 30, 1999 (the "Form 10-Q/A") is being filed solely to change certain disclosure in the fifth paragraph under "Impact of Year 2000" on page 14 of the Form 10-Q/A. There are no other changes from the Company's original 10-Q filed on August 16, 1999 for the quarterly period ended June 30, 1999 (other than the date of the signature pages).


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



Date: August 18, 1999

                                  EXHIBIT INDEX



Exhibit No.                             Description
-----------                             -----------
27                Financial data schedule for quarter ended June 30, 1999