Form 10-Q
period 1999-09-30
MANUFACTURERS LIFE INSURANCE CO OF NEW YORK
filed 1999-11-15
CIK 884590

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                             100 Summit Lake Drive
                            Valhalla, New York 10595
                    (Address of principal executive offices)

                                 (914) 773-0708
              (Registrant's telephone number, including area code)

                              ---------------------

Indicated by check market whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           [X] Yes                                            [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's sole class of common stock, as of September 30, 1999 was 2,000,000.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK


                          Quarterly Report on Form 10-Q
                     For the period ended September 30, 1999
                                Table of Contents
--------------------------------------------------------------------------------


                                                                                                             Page
                                                                                                             ----
Part I    Financial Information                                                                                3

Item 1.   Financial Statements                                                                                 3

          Balance Sheets as of September 30, 1999 and December 31, 1998                                        3

          Statements of Income for the nine months ended September 30, 1999 and 1998                           4

          Statement of Changes in Shareholder's Equity as at September 30, 1999                                5

          Statements of Cash Flows for the nine months ended September 30, 1999 and 1998                       6

          Notes to Financial Statements                                                                        7

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition                9

Part II   Other Information

Item 1    Legal Proceedings                                                                                    15

Item 2    Changes in Securities                                                                                15

Item 3    Defaults upon Senior Securities                                                                      15

Item 4    Submission of matters to a vote of Security Holders                                                  15

Item 5    Other Information                                                                                    15

Item 6A   Exhibits                                                                                             15

Item 6B   Reports on Form 8-K                                                                                  17

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

BALANCE SHEETS


                                                                           AS AT                  AS AT
                                                                    SEPTEMBER 30            DECEMBER 31
ASSETS  ($ thousands)                                                       1999                   1998
-------------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
INVESTMENTS:
   Fixed maturity securities available-for-sale, at fair value
     (amortized cost: 1999 $126,471; 1998 $120,902)                 $    124,625           $    125,088
   Investment in unconsolidated affiliate                                    175                    175
   Policy loans                                                              760                    552
   Short-term investments                                                 29,568                 10,032
-------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                   $    155,128           $    135,847
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                           $     18,239           $      5,946
Accrued investment income                                                  2,542                  3,073
Deferred acquisition costs                                                46,944                 36,831
Receivable for undelivered securities                                        175                      -
Other assets                                                                 321                  1,834
Separate account assets                                                  957,773                833,693
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $  1,181,122           $  1,017,224
=======================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY  ($ thousands)
-------------------------------------------------------------------------------------------------------
LIABILITIES:
   Policyholder liabilities and accruals                            $    122,216           $     94,492
   Payable to affiliates                                                   2,583                  4,114
   Deferred income taxes                                                   3,785                  3,615
   Payable for securities                                                 11,407                      -
   Other liabilities                                                       2,265                  1,943
   Separate account liabilities                                          957,773                833,693
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                   $  1,100,029           $    937,857
-------------------------------------------------------------------------------------------------------
SHAREHOLDER'S EQUITY:
   Common stock                                                     $      2,000           $      2,000
   Additional paid-in capital                                             72,706                 72,706
   Retained earnings                                                       7,123                  3,209
   Accumulated other comprehensive income                                   (736)                 1,452
-------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDER'S EQUITY                                          $     81,093           $     79,367
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                          $  1,181,122           $  1,017,224
=======================================================================================================

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF INCOME (UNAUDITED)


                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30              SEPTEMBER 30

 ($ thousands)                                                        1999        1998         1999        1998
---------------------------------------------------------------------------------------------------------------

REVENUE:
     Fees from separate accounts and policyholder liabilities    $   3,724   $   2,777     $ 10,581   $   7,992
     Premiums                                                            4           -           27           -
     Net investment income                                           4,461       2,255       12,160       6,796
     Net realized investment gains (losses)                          (198)         297        (120)         500
---------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                    $   7,991   $   5,329     $ 22,648   $  15,288
===============================================================================================================

BENEFITS AND EXPENSES:
     Policyholder benefits and claims                            $   1,870   $   1,256     $  4,557   $   3,751
     Amortization of deferred acquisition costs                      1,396       2,256        3,864       3,661
     Other insurance expenses                                        2,701       1,442        8,205       5,314
---------------------------------------------------------------------------------------------------------------
TOTAL BENEFITS AND EXPENSES                                      $   5,967   $   4,954     $ 16,626   $  12,726
---------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                       $   2,024   $     375     $  6,022   $   2,562
---------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                               $     709   $     131     $  2,108   $     897
---------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $   1,315   $     244     $  3,914   $   1,665
---------------------------------------------------------------------------------------------------------------

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
(UNAUDITED)


                                                                             ACCUMULATED
                                                                                OTHER          TOTAL
                                  COMMON       ADDITIONAL      RETAINED     COMPREHENSIVE  SHAREHOLDER'S
($ thousands)                      STOCK    PAID-IN CAPITAL    EARNINGS        INCOME         EQUITY
--------------------------------------------------------------------------------------------------------

Balance at January 1, 1999         $2,000      $72,706          $3,209          $ 1,452        $79,367
Comprehensive income (note 3)                                    3,914           (2,188)         1,726
--------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999        $2,000      $72,706          $7,123          $  (736)       $81,093
========================================================================================================

See accompanying notes.

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30
($ thousands)                                                                     1999            1998
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                    $  3,914        $  1,665
Adjustments to reconcile net income to net cash used in
    operating activities:
Amortization of bond discount and premium                                          435             319
Net realized investment loss (gain)                                                120            (500)
Deferred income tax provision                                                    1,350           1,567
Amortization of deferred acquisition costs                                       3,864           3,661
Acquisition costs deferred                                                     (11,313)        (12,777)
Return credited to policyholders and other benefits                              4,557           3,751
Changes in assets and liabilities:
  Accrued investment income                                                        531             104
  Other assets                                                                   1,513          (1,701)
  Payable to affiliates                                                         (1,531)         (1,645)
  Other liabilities                                                                322           2,308
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                           $  3,762        $ (3,248)
-------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of fixed maturity securities                                         $(67,982)       $(21,118)
Proceeds from fixed maturity securities sold, matured or repaid                 61,858          26,612
Net change in short-term investments                                           (19,536)         (1,176)
Net change in policy loans                                                        (208)            (55)
Net change in receivable for undelivered securities                               (175)              -
Net change in payable for securities                                            11,407               -
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                           $ (14,636)      $  4,263
-------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Receipts credited to policyholder funds                                       $ 35,304        $  8,793
Return of policyholder funds                                                   (12,137)        (10,721)
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                           $ 23,167        $ (1,928)
-------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents during the period            $ 12,293        $   (913)
Cash and cash equivalents at beginning of year                                   5,946           1,431
-------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                        $ 18,239        $    518
=======================================================================================================

See accompanying notes.

              THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP"), except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in the Company's annual report on form 10-K for the year ended December 31, 1998. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

2.       RECENT ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Contracts that contain embedded derivatives, such as certain insurance contracts, are also addressed by the Statement. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999 the FASB issued Statement 137 which delayed the effective date of FAS 133 to fiscal years beginning after June 15, 2000. The Company is evaluating FAS No. 133 and has not determined its impact on results of operations and financial condition.

3.       COMPREHENSIVE INCOME

         Total comprehensive income was as follows:

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
         COMPREHENSIVE INCOME:                              SEPTEMBER 30              SEPTEMBER 30
         ($ thousands)                                     1999        1998          1999        1998
         ---------------------------------------------------------------------------------------------

         NET INCOME                                      $ 1,315      $   244      $ 3,914     $ 1,665
         ---------------------------------------------------------------------------------------------
         OTHER COMPREHENSIVE INCOME, NET OF TAX:
         Unrealized  holding gains (losses)  arising
         during the year                                   (470)          891      (2,266)       1,128
         Less:
         Reclassification  adjustment  for  realized
         (gains) losses included in net income               129         (193)           78      (325)
         ---------------------------------------------------------------------------------------------
         Other comprehensive income (loss)                 (341)          698      (2,188)         803
         ---------------------------------------------------------------------------------------------
         COMPREHENSIVE INCOME                            $   974       $   942     $  1,726     $ 2,468
         ----------------------------------------------------------------------------------------------

         Other comprehensive income is reported net of taxes recoverable (payable) of $184 and ($376) for the three months and $1,180 and ($432) for the nine months ended September 30, 1999 and 1998, respectively.

4.       SEGMENT DISCLOSURES

         The Company reports three business segments: Annuities, Pensions, and Life Insurance. The Annuities segment consists of annuity contracts that provide the customer with the opportunity to invest in mutual funds managed by independent investment managers and the Company or in the general account of the Company, with investment returns accumulating on a tax-deferred basis. The Pensions segment offers 401(k) products to customers in the State of New York. The Individual Life Insurance segment offers traditional non-participating life insurance to the New York State market. The Pensions segment was launched in 1998 and the Individual Life Insurance segment was launched in late 1997. Both these segments are in the development phase. Other than operating expenses, no significant assets or revenues have been generated to date in these two segments. The following is a summary of the contribution to net income of the three business segments:

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30              SEPTEMBER 30
                                        1999          1998         1999       1998
          ------------------------------------------------------------------------
          Annuities                   $1,948        $1,025       $5,316    $ 2,837
          Pensions                     (382)         (115)      (1,125)      (198)
          Life Insurance               (251)         (666)        (277)      (974)
          ------------------------------------------------------------------------
          NET INCOME (LOSS)          $ 1,315        $  244     $  3,914    $ 1,665
          ------------------------------------------------------------------------

Item 2. Management's Discussion And Analysis of Results of Operations And Financial Condition


OVERVIEW
--------

The following analysis of the results of operations and financial condition of The Manufacturers Life Insurance Company of New York (hereinafter referred to as "MNY" or the "Company") should be read in conjunction with the Financial Statements and the related Notes to Financial Statements.


CORPORATE STRUCTURE AND OVERVIEW

The Company is a wholly-owned subsidiary of The Manufacturers Life Insurance Company of North America ("MNA"), which is an indirect wholly-owned subsidiary of the Manufacturers Life Insurance Company, which in turn is a wholly-owned subsidiary of Manulife Financial Corporation. Manulife Financial Corporation and its subsidiaries are known collectively as Manulife Financial.

Manulife Financial is a leading provider of financial protection products and investment management services to individuals, families, businesses and groups in selected international markets. Manulife Financial operates in 16 countries and territories worldwide, with more than 27,000 employees and agents. Funds under management by Manulife Financial were $96.7 billion (Cdn) as of December 31, 1998 with a consolidated surplus position of $6.0 billion (Cdn).

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

The Company, along with The Manufacturers Life Insurance Company, enjoys strong financial ratings that enhance its ability to attract new sales and retain assets. Distributors and consumers of variable and fixed annuity products have begun to utilize the relative financial strength ratings as a criteria in choosing an annuity carrier. The Company has received financial strength ratings of A++ (Superior) by A.M. Best and AA+ (Very Strong) by Standards and Poor's. The Company is rated AAA (Highest) by Duff & Phelps in terms of its ability to meet contractual obligations to policyholders.

In 1998 and 1997, pursuant to an expanded plan of operations, the Company entered the Pensions and Life Insurance segments. As a result, the Company now reports three segments: Annuities; Pensions; and Life Insurance. Because two of the Company's segments are in the development phase, the assets, revenues and operations of those segments are not material to the Company's third quarter 1999 financial position or, aside from the effect of operating expenses, results of operations. Refer to Note 4 of the Financial Statements for additional segmented information. As a result, the remainder of this discussion will be limited to the Annuities segment except as noted.

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

REVIEW OF OPERATING RESULTS AND FINANCIAL CONDITION
---------------------------------------------------


REVIEW OF OPERATING RESULTS

The discussion that follows compares results for the three months ended September 30, 1999 to the three months ended September 30, 1998.


The Company recorded net income of $1.3 million in 1999 versus net income of $0.2 million in 1998, an increase of $1.1 million or 439%. Revenues grew by 50% to $8.0 million as a result of growth in fee income earned on higher separate account assets, investment income from higher general account assets, and distributions from MSS associated with the 10% interest in the members' equity transferred to the Company on October 31, 1998. Separate account assets at September 30, 1999 compared to September 30, 1998 were higher by $257 million or 37%. The asset growth is attributed to increased variable annuity sales, strong equity market performance, favorable contract persistency, and the introduction of the Company's pension products during 1998. Total fees generated from separate accounts and policyholder liabilities increased by $1.0 million or 34% in 1999. Net investment income grew by $2.2 million or 98% due to the third quarter distribution from MSS of net advisory profits associated with the Company's assets held in MIT and other excess cash flow items due the Company.

The Company incurred total benefits and expenses in 1999 of $6.0 million, an increase of $1.0 million, or 20% compared to 1998. The expenses reflect an increase in non-capitalized acquisition expenses and other increased operating costs related to the expanded operations. Average policyholder liabilities during the third quarter of 1999 were approximately $31 million higher than the levels at September 30, 1998. The increased liabilities have resulted in higher interest amounts credited to policyholder accounts during the third quarter of 1999. The amortization of Deferred Acquisition Costs (DAC) was reduced by $0.9 million during the third quarter of 1999 due primarily to improved investment performance of the Company's Separate Account Assets compared to the third quarter of 1998. It is this asset base against which fees are assessed. Higher projected fees due to the quarter's results compared to that of 1998 resulted in reduced DAC amortization requirements for the quarter.

The discussion that follows compares results for the nine months ended September 30, 1999 to the nine months ended September 30, 1998.

The Company recorded net income of $3.9 million in 1999 versus net income of $1.7 million in 1998, an increase of $2.2 million or 135%. Revenues grew by 48% to $22.7 million as a result of growth in fee income earned on additional separate account assets, investment income from higher general account assets and distributions from MSS associated with its 10% interest in the members' equity transferred to the Company on October 31, 1998. Separate account assets at September 30, 1999 compared to September 30, 1998 were higher by $257 million or 37%. The asset growth is attributed to increased variable annuity sales, strong equity market performance, favorable contract persistency and the introduction of the Company's pension products during 1998. Total fees generated from separate accounts and policyholder liabilities increased by $2.6 million or 32% in 1999. Net investment income grew by $5.4 million or 79% due primarily to the distribution in 1999 from MSS of net advisory profits associated with the Company's assets held in MIT and other excess cash flow items due the Company.

The Company incurred total benefits and expenses in 1999 of $16.6 million, an increase of $3.9 million, or 31% compared to 1998. The additional expenses reflect an increase in non-capitalized acquisition expenses and other increased operating costs. Average policyholder liabilities during 1999 were approximately $21 million higher than the corresponding 1998 levels. The increased liabilities have resulted in higher interest amounts credited to policyholder accounts during 1999. DAC amortization costs of $3.9 million for 1999 were comparable to DAC amortization costs of $3.7 million for 1998.

FINANCIAL POSITION

September 30, 1999 compared to December 31, 1998

Total assets increased from $1,017 million at December 31, 1998 to $1,181 million at September 30, 1999, an increase of $164 million or 16%. Separate account assets increased by 15% over the first nine months of 1999 and represent 81% of total assets as the Company continues to focus on its variable option annuity and pension products. The Company continues to own only investment grade fixed maturity investments to support its general account liabilities and shareholder's equity. The Company's DAC asset grew by 27% as the Company experienced ongoing annuity sales during the first nine months of 1999. The Company deferred the related costs, net of current amortization, associated with those sales.

Total liabilities have increased proportionately with the growth in the related assets, primarily in the Company's Separate accounts.

The growth in retained earnings is primarily due to net income from operations of $3.9 million. The Company's shareholder's equity decreased by $2.2 million due to lower market values associated with invested assets as at September 30, 1999.

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

Based on the Company's overall exposure to interest rate and equity price risks, the Company believes that changes in market rates would not materially affect the near-term financial position, results of operations or cashflows of the Company as of September 30, 1999. Refer to the Company's Annual Report on form 10-K for a more detailed discussion of market risks.

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

The systems used by the Company have been assessed as part of a comprehensive written plan conducted by the Company's ultimate parent company, Manulife Financial Corporation, on behalf of all of its subsidiaries, to ensure that the computer systems and processes of all of the Manulife Financial companies, including the Company's, will continue to perform through the end of this century and in the next.

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

Management believes that the certification phase was completed for all the Company's critical IT and Non-IT systems as of June 30, 1999. Management believes that the Company's non-critical systems were Year 2000 compliant as of the first quarter 1999.

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

Manulife Financial estimates the total cost of its Year 2000 Project will be approximately $60.5 million,* of which $58.7 million* has been incurred through September 30, 1999. In addition, previously unbudgeted costs associated with the start up of a new joint venture in Japan in April 1999 are estimated to be $5.0 million,* of which approximately $3.2 million* was incurred through September 30, 1999. These previously unbudgeted costs will be shared by Manulife Financial and its joint venture partner. There can be no assurance that the actual costs incurred will not be materially higher than estimated. Manulife Financial's Year 2000 costs were $12.5 million* for the first nine months of 1999, including the total joint venture costs, and $26.4 million* for the first nine months of 1998. Most costs will be expensed as incurred; however, those costs attributed to the purchase of new software and hardware will generally be capitalized. A proportional amount of the total cost will be allocated to the Company and is not expected to have a material effect on the Company's net operating income.


* All figures are shown in US dollars converted from Canadian dollars using the average exchange rate of 1.490 in effect September 30, 1999.

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

Exhibit No.         Description
-----------         -----------
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

11                  Not Applicable

12                  Not Applicable

13                  Not Applicable

14                  Not Applicable

15                  Not Applicable

16                  Not Applicable

17                  Not Applicable

18                  Not Applicable

19                  Not Applicable

20                  Not Applicable

21                  Not Applicable

Exhibit No.         Description
-----------         -----------
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

24(iii)             Power of Attorney, James Gallagher and James Boyle -
                    Incorporated by reference to Exhibit 7(iii) to pre-effective amendment no 1 on Form S-6, file number 333-83023, filed November 1, 1999.

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

THE MANUFACTURERS LIFE INSURANCE COMPANY OF NEW YORK
(Registrant)



By: /s/ DAVID W. LIBBEY
    --------------------------------------
    David W. Libbey, Treasurer
    (Principal Financial Officer and Duly Authorized Officer)


Date: November 15, 1999

                                  EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------
27                Financial data schedule for quarter ended September 30, 1999